Form 10-K
period 2023-12-31
Mural Oncology plc
filed 2024-03-26
CIK 1971543

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41837

Mural Oncology plc

(Exact name of Registrant as specified in its Charter)

Ireland	98-1748617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Earlsfort Terrace Dublin 2, D02 T380, Ireland	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +353-1-905-8020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, nominal value $0.01 per share	MURA	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant's ordinary shares began trading on the Nasdaq Global Market on November 16, 2023. As of March 15, 2024, the aggregate market value of the voting and non-voting ordinary shares held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold on March 15, 2024, was $81,397,466. The registrant has provided this information as of March 15, 2024 because the registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore there was no public market for the registrant’s ordinary shares as of such date.

As of March 15, 2024, the registrant had 16,922,550 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual General Meeting of Shareholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements contained in this Annual Report, other than statements of historical facts, including statements about future events, future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements that involve certain risks and uncertainties. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal” or the negative of those words or other similar expressions may identify forward-looking statements that represent our current judgment about possible future events, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Forward-looking statements in this Annual Report include statements about, among other things:

•
our post-Separation (as defined below) relationships with Alkermes plc (the “Former Parent” or “Alkermes”), third parties, collaborators and our employees;
•
our ability to operate as a standalone company and execute our strategic priorities;
•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the periods during which the results of the trials will become available, and our research and development programs;
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

•
regulatory developments in the U.S. and relevant non-U.S. countries and the impact of U.S. and non-U.S. laws and regulations;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our ability to manufacture, or have manufactured, our products or product candidates;
•
the success of competing therapies that are or may become available;
•
our ability to attract and retain key scientific or management personnel;
•
potential indemnification liabilities that we may owe to the Former Parent following the separation of its oncology business, resulting in our being a standalone public company (the “Separation”);
•
the tax treatment of the Separation and the distribution of our ordinary shares to the Former Parent’s shareholders (the “Distribution”) and the limitations imposed on us under the tax matters agreement that we have entered into with the Former Parent;
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

See Part I, Item 1A, “Risk Factors” for a further description of important factors that could cause actual results to differ materially from those in the forward-looking statements. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report and our other filings with the Securities and Exchange Commission. Any forward-looking statement made by us in this Annual Report speaks only as of the date thereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

Throughout this Annual Report on Form 10-K, unless the context requires otherwise, all references to “Mural,” “the Company,” “we,” “our,” “us” or similar terms refer to Mural Oncology plc, together with its consolidated subsidiaries.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•
Because we have a very limited operating history as a standalone company, valuing our business and predicting our prospects is challenging.
•
We may not achieve some or all of the expected benefits of our Separation from the Former Parent in November 2023 pursuant to which we became an independent company following the Distribution by the Former Parent of our ordinary shares to the Former Parent’s shareholders.
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
•
If our clinical trials fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for, or commercialize our product candidates.
•
Side effects, serious adverse events, or other undesirable properties could arise from the use of our product candidates and, in turn, could delay or halt clinical trials, delay or prevent regulatory approval, result in a restrictive label for our products, if approved, or result in significant negative consequences following any marketing approval.
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
•
If the Separation and the Distribution from the Former Parent, in relevant part and together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes, certain U.S. subsidiaries of the Former Parent and the Former Parent’s shareholders could be subject to significant tax liabilities, and we could be required to indemnify the Former Parent or its subsidiaries for material taxes pursuant to indemnification obligations under the tax matters agreement which we entered into with the Former Parent in connection with the Separation.
•
We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ordinary shares less attractive to investors.
•
The price of our ordinary shares is subject to volatility related or unrelated to our operations. An active trading market for our ordinary shares may not develop or be sustained and our shareholders may not be able to resell their ordinary shares.
•
We are incorporated under the laws of Ireland. Irish law differs from the laws in effect in the U.S. and might afford less protection to the holders of our securities, and any actual or potential takeover offer for us will be subject to the Irish Takeover Rules.

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we have developed a portfolio of novel, investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), is an investigational, engineered interleukin-2 (“IL-2”) cytokine designed to capture and expand the therapeutic benefits of high-dose recombinant human IL-2 (“rhIL-2”), while mitigating its hallmark toxicities. In ARTISTRY-1, our clinical proof of concept study, nemvaleukin generated durable responses as a single agent and in combination with pembrolizumab across a range of tumor types. Nemvaleukin is currently in two potentially registrational studies, the ARTISTRY-6 (Cohort 2) trial for the treatment of mucosal melanoma as a monotherapy and the ARTISTRY-7 trial for the treatment of platinum-resistant ovarian cancer (“PROC”) in combination with pembrolizumab. We expect to report topline overall survival (“OS”) results for the interim analysis for our ARTISTRY-7 trial in PROC in the first quarter of 2025, subject to reaching the required number of events for the analysis, and topline results for Cohort 2 in our ARTISTRY-6 trial in mucosal melanoma in the first half of 2025, subject to patient enrollment. In addition to nemvaleukin, we are also developing engineered therapies targeting the interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) pathways, which have demonstrated therapeutic potential in third-party preclinical and clinical studies. We are currently conducting discovery-phase activities for our IL-18 and IL-12 programs, and we plan to nominate a product candidate in each program in 2024.

What are Cytokines?

Cytokines are biologically active proteins that play an essential role in immune cell function. These proteins regulate immune responses by acting as chemical messengers for the body’s immune cells through receptor site binding. In patients with cancer, cytokines can help prime, expand, activate, and/or enhance activity of the immune system to recognize and eliminate tumor cells. Because of these characteristics, various cytokine pathways have been investigated as cancer immunotherapies. However, administering unmodified cytokines as therapeutics can present challenges, including narrow therapeutic indexes and unmanageable side effect profiles. For example, while rhIL-2 has been shown to be an effective treatment, having demonstrated complete and durable responses in patients with metastatic melanoma and renal cell carcinoma (“RCC”), use of rhIL-2 has been significantly limited due to associated toxicities such as capillary leak syndrome (“CLS”) and end-organ dysfunction, which can be severe and life-threatening.

Our Programs

We are developing a portfolio of immunotherapies currently focused on proinflammatory cytokines that leverages our significant immune cell modulation expertise and protein engineering capabilities. When developing product candidates, we apply a consistent analytical framework to focus on targets with sound biologic rationale and what we believe to be a surmountable technical challenge (e.g., overexpansion of regulatory T cells (“Tregs”)) that has limited the mechanism to date. Once a target is identified, we apply our protein engineering capabilities to design a molecule that we believe can address the technical challenge. Our multi-faceted approach to cytokine engineering is aimed at maximizing the utility of identified cytokines and includes binding selectivity, tumor-targeting, half-life modification and in-vivo assembly. As shown in the figure below, our approach has yielded three distinct investigational immuno-oncology programs, each based on unique design approaches that we believe are potentially best suited for each cytokine:

Multi-Faceted Immuno-Oncology Approach to Molecular Design Grounded in Strong Scientific Rationale

Nemvaleukin Alfa

We used our protein engineering approach to design the molecular structure of nemvaleukin, our lead product candidate. Nemvaleukin is engineered to selectively bind to the intermediate-affinity IL-2 receptor (“IL-2R”) complex and preferentially expand tumor-killing immune cells, such as CD8+ T cells and natural killer cells (“NK cells”), with minimal expansion of immunosuppressive Tregs. Nemvaleukin is an intrinsically active, stable fusion protein and, once administered, does not degrade to unmodified IL-2, which we believe contributes to its potential for enhanced tolerability.

Objective Criteria to Assess Change in Tumor Burden. We assessed clinical response in ARTISTRY-1, our Phase 1/2 clinical proof of concept study for nemvaleukin in which nemvaleukin is administered intravenously (“IV nemvaleukin”), using the Response Evaluation Criteria in Solid Tumors guidelines version 1.1 (“RECIST 1.1”). RECIST 1.1 is a standardized and well-established method of tumor measurement commonly used in solid tumor oncology clinical trials.

Objective response rate (“ORR”), often used in oncology clinical trials, is the percentage of evaluable patients who had a complete response (“CR”) or partial response (“PR”), and disease control rate (“DCR”) is the percentage of evaluable patients who had a CR, PR, or stable disease (“SD”).

The nemvaleukin clinical program includes the completed ARTISTRY-1 and ARTISTRY-2 trials and three ongoing clinical studies, ARTISTRY-3, ARTISTRY-6, and ARTISTRY-7.

ARTISTRY-1 Clinical Trial. ARTISTRY-1 was designed to assess whether nemvaleukin could recapitulate the anti-tumor activity of high-dose rhIL-2 and to assess nemvaleukin’s safety profile. ARTISTRY-1 was a global, multicenter, open-label study with three parts: Part A (dose-escalation monotherapy, 46 subjects), Part B (dose-expansion monotherapy, 47 subjects with melanoma and 27 subjects with RCC), and Part C (combination therapy with pembrolizumab, 166 subjects including 43 subjects rolled over from Part A or Part B). The primary endpoints were the incidence of dose limiting toxicities (Part A), the incidence and severity of treatment-emergent adverse events (Parts A, B, and C), and the ORR based on RECIST 1.1 (Parts B and C). As ARTISTRY-1 was not designed to generate treatment comparisons, these endpoints are summarized descriptively.

We observed objective responses with nemvaleukin as monotherapy in cancers for which high-dose rhIL-2 obtained regulatory approval, such as melanoma and RCC. In ARTISTRY-1, among six evaluable mucosal melanoma patients as of March 27, 2023, we observed two PRs (one confirmed, which means it meets the RECIST 1.1 criteria for a PR in two consecutive scans) and two patients with SD, representing an ORR of 33.3% and an overall DCR of 66.7%.

Nemvaleukin in combination with pembrolizumab has shown, in some patients, durable and deepening responses in a range of tumor types. A durable response is a response with a duration that exceeds the response generally observed with standard of care treatment. In the context of high unmet need disease states such as mucosal melanoma and PROC and taking into account standard of care treatment in these disease states, we regard a response that exceeds six months as durable. In ARTISTRY-1, among 14 evaluable patients with PROC as of March 27, 2023, treatment with nemvaleukin in combination with pembrolizumab resulted in two CRs and two PRs (one confirmed), with a median duration of response of 65.5 weeks, and six patients with SD, representing an overall response rate of 28.6% and an overall DCR of 71.4%. A deepening response is a response in which tumors have continued to shrink in subsequent scans. In ARTISTRY-1 (Part C), for example, one patient with PROC began treatment in February 2020, achieved a 55% reduction (a PR per RECIST 1.1 criteria) in tumor at Cycle 4, and complete resolution of the tumor twenty cycles later (a CR per RECIST 1.1 criteria). This patient remained on treatment for over two years. In addition to the responses in PROC, we also observed objective responses, or patients with PRs or CRs, in breast, bladder, cervical, gastrointestinal, head and neck, lung, Hodgkin’s lymphoma, melanoma, and renal cell cancers when nemvaleukin was administered in combination with pembrolizumab. All ARTISTRY-1 data is provided as of the dates noted herein; the final database lock occurred on September 27, 2023.

ARTISTRY-2 Clinical Trial. ARTISTRY-2 was a Phase 1/2 trial that evaluated safety, anti-tumor activity, and pharmacokinetics/pharmacodynamics of subcutaneous (“SC”) nemvaleukin as monotherapy and in combination with pembrolizumab in patients with advanced solid tumors. The Phase 1 trial explored doses ranging from 0.6 to 6 mg in a once every seven day (“Q7D”) regimen and doses ranging from 1 mg to 10 mg in a once every 21 days (“Q21D”) regimen. Based on the tolerability, pharmacodynamics and antitumor activity from Phase 1 of ARTISTRY-2, the recommended Phase 2 dose “(RP2D”) of SC nemvaleukin was identified as 3 mg Q7D. In Phase 2 of ARTISTRY-2, SC nemvaleukin at the RP2D plus pembrolizumab was administered to 59 patients in the following solid tumor cohorts: non–small-cell lung cancer, squamous cell carcinoma of the head and neck, gastric and gastroesophageal junction cancer, and PROC. Antitumor activity was observed, including two confirmed PRs in PROC, one confirmed PR in non-small-cell lung cancer and one unconfirmed PR (uPR) in squamous cell carcinoma of the head and neck. The final results were reported as of August 17, 2023. In conclusion, SC nemvaleukin at the RP2D of 3 mg Q7D plus pembrolizumab was generally well tolerated and demonstrated limited antitumor activity in patients with refractory solid tumors.

ARTISTRY-3 is a Phase 1/2 open-label trial of IV nemvaleukin in patients with selected advanced solid tumors who have previously received standard of care treatment(s). The trial is evaluating doses between 10 µg/kg and 40 µg/kg across three dosing regimens: once per three-week dosing cycle; days one and eight of a three-week dosing cycle; and days one and four of a three-week dosing cycle. After reviewing the data in collaboration with our safety review committee, 30 µg/kg administered on days one and eight of a three-week dosing cycle was selected as the RP2D.

ARTISTRY-6 and ARTISTRY-7 Clinical Trials. We are currently evaluating nemvaleukin in two potentially registrational studies: ARTISTRY-6, a Phase 2 study in which Cohort 2 is evaluating nemvaleukin as a monotherapy in patients with advanced mucosal melanoma, and ARTISTRY-7, a Phase 3 study which is evaluating nemvaleukin in combination with pembrolizumab in patients with PROC. The U.S. Food and Drug Administration (“FDA”) has granted Orphan Drug designation (“ODD”) to nemvaleukin for the treatment of mucosal melanoma. The FDA also has granted Fast Track designation (“FTD”) to nemvaleukin for the treatment of mucosal melanoma and to nemvaleukin in combination with pembrolizumab for the treatment of PROC. We expect to report topline OS results for the interim analysis for our ARTISTRY-7 trial in PROC in the first quarter of 2025, subject to reaching the required number of events for the analysis, and topline results for Cohort 2 in our ARTISTRY-6 trial in mucosal melanoma in the first half of 2025, subject to patient enrollment. The dosing strategy of this cohort was based on extensive pharmacodynamic modeling that helped us predict the pharmacodynamic profile of IV nemvaleukin in lymph nodes and tumors.

ARTISTRY-6 is a global, Phase 2 multi-center, open-label cohort study of nemvaleukin monotherapy in patients with advanced cutaneous melanoma or advanced mucosal melanoma who have previously received anti-programmed death-ligand 1 (“PD-L1”) therapy. The primary endpoint for each cohort is ORR based on RECIST 1.1 while secondary endpoints include duration of response, progression-free survival (“PFS”), DCR, time to response and safety and tolerability. ARTISTRY-6 is planned to enroll up to 196 patients, including up to 106 patients with advanced cutaneous melanoma and approximately 90 patients with advanced mucosal melanoma. Subjects will be enrolled into one of three cohorts based on tumor type: advanced cutaneous melanoma (Cohorts 1 and 3) and advanced mucosal melanoma (Cohort 2). The sample size for Cohort 1 was 56. The sample size for Cohort 2 was increased from 70 to 90 in January 2024 in order to provide a more robust assessment of the response rate. The study endpoints will be summarized descriptively and analyzed and reported separately for each cohort and dosing schedule tested in the study. We expect to provide topline results for Cohort 2 in the first half of 2025, subject to patient enrollment. Cohort 3 is also expected to evaluate a newly recommended less frequent IV dosing of nemvaleukin as a monotherapy and in combination with pembrolizumab in a total of approximately 50 patients with cutaneous melanoma. We expect to report top-line monotherapy data from Cohort 3 of ARTISTRY-6 in the first half of 2025 and top-line combination data from Cohort 3 of ARTISTRY-6 in the second half of 2025.

ARTISTRY-7 is a global, Phase 3 multicenter, open-label, randomized study of nemvaleukin in combination with pembrolizumab compared to investigator’s choice chemotherapy in patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer. The primary endpoint was changed in January 2024 from PFS to OS, with PFS and ORR as secondary efficacy endpoints. The rationale for the change in primary endpoint is our belief that OS is the more appropriate endpoint to objectively demonstrate clinical benefit in the target population, especially taking into consideration the poor prognosis of PROC patients and the number of previous lines of systemic therapy allowed per protocol for the trial. Additionally, we believe OS is the preferred endpoint in this setting among regulatory agencies and payors and may also better capture the effects of an immuno-oncology doublet combination therapy as compared to a PFS endpoint. This study is planned for approximately 448 patients across four arms: approximately 183 patients in the combination therapy arm, 27 patients in the pembrolizumab monotherapy arm, 55 patients in the nemvaleukin monotherapy arm, and approximately 183 patients in the investigator’s choice chemotherapy arm. Summary statistics will be provided by treatment arm, and a statistical comparison will be conducted between the combination therapy arm and the chemotherapy arm. The pembrolizumab and nemvaleukin monotherapy arms are included in the study to discern the treatment effect of nemvaleukin and pembrolizumab individually; we do not plan to conduct statistical comparison on these arms. For each of ARTISTRY-6 and ARTISTRY-7, we have established an Independent Data Monitoring Committee that, pursuant to its charter, periodically reviews the accruing clinical trial data.

We expect to report topline results from Cohort 2 of ARTISTRY-6 in mucosal melanoma in the first half of 2025, subject to patient enrollment, and topline results for the interim analysis of OS from ARTISTRY-7 in PROC in the first quarter of 2025, subject to reaching the number of events required for the analysis. We expect to report the final OS data from ARTISTRY-7 in the second quarter of 2026. If the data from one or both of these potentially registrational clinical studies are positive and we, in consultation with the FDA, determine that the results of either or both of these studies are sufficient to support the filing of a Biologics License Application (“BLA”) for nemvaleukin, we may submit one or more BLAs to the FDA to obtain approval to market nemvaleukin in the United States. Subsequently, we may pursue similar marketing authorizations in other jurisdictions.

To explore nemvaleukin’s potential broad utility and ability to offer more flexible and convenient options to patients, caregivers, and providers, we are also evaluating subcutaneous dosing and alternative intravenous (“IV”) dosing frequencies in a variety of studies. ARTISTRY-2 and Cohort 1 of ARTISTRY-6 were designed to evaluate nemvaleukin in subcutaneous dosing. ARTISTRY-3 and Cohort 3 of ARTISTRY-6 are designed to evaluate nemvaleukin in a less frequent IV dosing regimen.

Our IL-18 and IL-12 Programs

We are also developing engineered IL-18 and IL-12 cytokines, which are currently in the discovery phase. We expect to nominate a product candidate in each program in 2024. For each cytokine pathway, we have developed what we believe is an innovative protein engineering solution designed to address the therapeutic limitations of the native molecules. For IL-18, we are engineering variants that are resistant to the naturally occurring IL-18 binding protein (“IL-18BP”), with an aim to enhance pharmacokinetic (“PK”) properties, including half-life extension, and IL-18 signaling activity. For IL-12, we are developing a tumor-targeted IL-12 molecule that is delivered in the form of inactive subunits that assemble and activate within the tumor, potentially avoiding toxicities associated with systemic exposure.

Our Strategy

Our goal is to discover and develop immunotherapies that may help meaningfully improve the lives of patients with cancer. Leveraging our immune cell modulation expertise and protein engineering capabilities, we aim to discover, develop and ultimately commercialize, immunotherapies designed to address serious unmet patient needs. Key elements of our strategy include:

•
Progress nemvaleukin from clinical development to commercialization, as monotherapy for the treatment of mucosal melanoma and in combination with pembrolizumab for the treatment of PROC. We are developing nemvaleukin, a novel IL-2 variant, in two potentially registrational studies, Cohort 2 of ARTISTRY-6 and ARTISTRY-7, which, to our knowledge, make nemvaleukin the IL-2 variant furthest advanced in clinical development. Cohort 2 of ARTISTRY-6 is evaluating nemvaleukin as monotherapy in patients with advanced mucosal melanoma. This trial was designed based on the objective responses observed with nemvaleukin monotherapy in ARTISTRY-1 in tumor types for which high-dose rhIL-2 had previously obtained regulatory approval, such as melanoma and RCC, validating the potential therapeutic benefit of nemvaleukin. We expect to report topline results from Cohort 2 of ARTISTRY-6 in mucosal melanoma in the first half of 2025, subject to patient enrollment. ARTISTRY-7 is evaluating nemvaleukin in combination with pembrolizumab in patients with PROC. We plan to report interim analysis OS results for ARTISTRY-7 in the first quarter of 2025, subject to reaching the number of events required for the analysis. If the data from either, or both of these, potentially registrational clinical studies are positive, we may submit a BLA to the FDA for marketing approval in the U.S.
•
Expand nemvaleukin’s development into additional tumor types for which scientific rationale supports nemvaleukin’s therapeutic potential. The IL-2 pathway is a key regulator of the body’s immune response. Selective binding to the intermediate affinity IL-2R, as observed with nemvaleukin, is associated with the ability to expand and activate antitumor effector cells including CD8+ T cells and NK cells, with minimal expansion of Tregs, which are associated with immune suppression. We believe these pharmacodynamic properties, in combination with nemvaleukin’s clinical profile to date, support nemvaleukin’s potential utility in a range of tumor types, whether as monotherapy or in combination with other treatments. Across ARTISTRY-1 and ARTISTRY-2, our completed Phase 1/2 studies which evaluated the efficacy, safety and tolerability of nemvaleukin in monotherapy and combination settings, objective responses have been observed in a wide array of solid tumors, including in difficult-to-treat tumors for which checkpoint inhibitors (“CPIs”) are not approved and in patients with tumors that progressed following CPI treatment. In the nemvaleukin monotherapy setting, responses were observed in RCC and melanoma. Using nemvaleukin in combination with pembrolizumab, objective responses were observed in breast, bladder, cervical, gastrointestinal, head and neck, Hodgkin’s lymphoma, lung, melanoma, ovarian and renal cell cancers. Based on these responses, and subject to both the availability of funding and the results of ARTISTRY-6 and ARTISTRY-7, we plan to explore the potential of nemvaleukin in a number of additional tumor types.
•
Explore the next generation of dosing for nemvaleukin. We believe that nemvaleukin has potential to be utilized across a range of tumor types and in combination with multiple treatment options. The initial IV nemvaleukin dosing regimen that we have studied is daily times five in three-week cycles, which was modeled after the currently approved high-dose rhIL-2 dosing schedule. To explore nemvaleukin’s potential broad utility and ability to offer more flexible and convenient options to patients, caregivers, and providers, we are also evaluating alternative IV dosing frequencies and subcutaneous dosing. We expect to begin enrollment in Cohort 3 of ARTISTRY-6, evaluating less frequent IV regimen of nemvaleukin in cutaneous melanoma in 2024.
•
Advance our IL-18 and IL-12 programs towards clinical development. We believe there is significant opportunity for the development of additional cytokines as therapeutic treatments in cancer. IL-18 and IL-12 are cytokines that have shown potential in third-party preclinical and clinical studies of other product candidates targeting the IL-18 and IL-12 pathways. IL-18 is a potent cytokine that plays a key role in reinvigorating exhausted T cells and activating existing immune cells to release interferon gamma (“IFN-g”), resulting in anti-tumor activity. IL-12 is another potent, proinflammatory cytokine that plays a key role in the body’s response to pathogen infection, by signaling through the IL-12 receptor complex on T cells, among others. However, both IL-18 and IL-12 have been limited in their development due to limitations of the native molecules, such as limited activity in the case of IL-18 due to neutralizing IL-18BP and systemic toxicity in the case of IL-12. With our advanced immune cell modulating expertise and protein engineering capabilities, we have developed programs designed to leverage IL-18 and IL-12 biology and address the therapeutic limitations of the native molecules. For IL-18, we are engineering variants that are designed to be resistant to IL-18BP to enhance PK properties and IL-18 signaling. For IL-12, we are developing a tumor-targeted IL-12 molecule that is delivered in the form of two inactive subunits that assemble and activate within the tumor to avoid systemic exposure. Each of these programs is currently in the discovery phase, and we plan to nominate a product candidate in each program in 2024.
•
Continue to advance our sophisticated protein engineering capabilities through strategic investment. We have substantial cytokine and protein engineering expertise, and we continue to seek to build and improve upon our existing capabilities. Our multi-faceted engineering approach, aimed at maximizing cytokine utility, includes binding selectivity, tumor-targeting, half-life modification and in-vivo assembly. We plan to continue to invest in our capabilities with the goal of developing and delivering meaningful therapeutic options to patients with cancer.
•
Establish an integrated development and commercial capability. We currently own worldwide development and commercialization rights to each of our development programs and product candidates. Subject to regulatory approval, we plan to commercialize our product candidates in key geographies. For example, in January 2023, we announced that the UK’s Medicines and Healthcare Products Regulatory Agency (the “MHRA”) had granted an Innovation Passport designation for nemvaleukin for the treatment of mucosal melanoma, under the UK’s Innovative Licensing and Access Pathway (the “ILAP”), and we intend to continue the application process of designating nemvaleukin under the ILAP. In addition, to maximize the potential of our product candidates and reach the broadest number of patients, we may selectively seek partnerships or collaborations to develop and/or commercialize our product candidates.

Disease and Investigational Therapeutic Background

Cancer Immunotherapies and Cytokines

The introduction of immunotherapies has ushered in a new era of cancer treatments and has brought significant benefits for patients beyond those achieved with previous standards of care such as chemotherapy, radiotherapy, and surgery. The goal of immunotherapy is to harness the natural immune system to fight cancer. Immunotherapy approaches have evolved and expanded to consider a multitude of mechanisms targeting multiple steps across the cancer immunity cycle. These include targeting of immunoinhibitory pathways (e.g., immune CPIs) and immunostimulatory pathways (e.g., IL-2 and antitumor vaccines). Checkpoint modulation has driven the growth of the immuno-oncology field and is forecasted to reach approximately $100 billion by 2027 according to GlobalData Thematic Research: Immuno-Oncology; however, there remains significant unmet need for patients.

Cytokines are biologically active proteins that play an essential role in immune cell function within both innate and adaptive elements of the immune system. Cytokines regulate immune responses by acting as chemical messengers for the body’s immune cells through receptor site binding. Interleukins, such as IL-2, IL-12, IL-18 and interferon alpha (“IFN-α”), are specific types of cytokines produced primarily by cells of the immune system to signal and organize immune responses. In cancer, cytokines can help prime, expand, activate, and/or enhance activity of the immune system to recognize and eliminate tumor cells. Because of these characteristics, various cytokines have been investigated as cancer immunotherapies.

Despite advances in immunotherapy, significant unmet need remains, as not all patients are able to derive benefit from existing immunotherapies, and further, certain of those patients who initially respond to existing immunotherapies experience a subsequent relapse in their cancer. With respect to cytokines specifically, although high-dose rhIL-2 and IFN-α are approved immunotherapies, cytokine therapies have not achieved broad therapeutic success due to a variety of limitations, including limited efficacy and severe toxicity. Additional research and new approaches to harness the potential of immunotherapies, including cytokine immunotherapies, are needed.

IL-2 Pathway as a Therapeutic Target

The IL-2 pathway is an important and validated target in the immuno-oncology field. IL-2 is a naturally occurring cytokine that plays a pivotal role in regulating immune responses and can activate both immunosuppressive and antitumor mechanisms. IL-2 binds both the high-affinity trimeric IL-2R complex expressed on immunosuppressive CD4+ Tregs and vascular endothelial cells, and the intermediate-affinity dimeric IL-2R complex expressed predominantly on subsets of cells associated with antitumor activity including CD8+ T cells and NK cells.

High-dose rhIL-2 was one of the first approved immuno-oncology agents. It has been shown to be an effective treatment, demonstrating complete and durable responses, including in metastatic melanoma and RCC. In certain cases, patients with RCC remained disease free for ten years following surgical resection of residual disease. However, in clinical studies, only a fraction of patients achieved complete responses using this therapy; 6% in metastatic melanoma patients and 7% in metastatic RCC patients. Further, the use of high-dose rhIL-2 has been significantly limited due to associated toxicities such as CLS and end-organ dysfunction, which can be severe and life-threatening.

Mechanistically, the therapeutic potential of high-dose rhIL-2 is thought to be limited due to its potent binding to the high-affinity IL-2R, resulting in preferential expansion of immunosuppressive Tregs, and due to the toxicities associated with upregulation of the high-affinity IL-2R on vascular endothelial cells.

A long-standing challenge in the immuno-oncology field has been to design a molecule that can leverage, and expand upon, the established antitumor effects of high-dose rhIL-2 while mitigating its hallmark toxicities. We believe this may be accomplished by designing a therapy that preferentially activates the intermediate affinity IL-2R, as described below in the section titled “Nemvaleukin Program.”

IL-18 Pathway

IL-18 is a potent stimulator of innate and adaptive immunity that has been shown to activate CD8+ T cells and NK cells. IL-18 was initially discovered as an IFN-g–inducing factor and recent research has shown IL-18’s functional capacity to reinvigorate exhausted T cells and mature dendritic cells. However, the observed activity in third-party clinical studies of IL-18 has been limited by rapid upregulation of the checkpoint protein IL-18BP, which neutralizes and inhibits IL-18 signaling.

IL-12 Pathway

IL-12 is a heterodimeric protein consisting of two covalently linked subunits, p35 and p40, whose antitumor activity is driven through activation of both innate and adaptive immune compartments and production of immune-stimulating cytokines. IL-12 is recognized as a highly potent proinflammatory cytokine that has shown preclinical responses and clinical activity when delivered intratumorally by strongly activating CD8+ T and NK cells. However, the clinical utility of IL-12 therapy has been limited due to severe toxicities.

Potential for Combination Therapies

Strategic combinations of therapies with complementary—and potentially synergistic—mechanistic effects may enhance the effectiveness of cancer treatments. For example, combining immunotherapies that target different steps in the cancer immunity cycle may provide an opportunity to enhance antitumor activity. Immunotherapy in combination with chemotherapy or radiotherapy may result in further enhancement of tumor killing and an increased durability of response. Additionally, combining immunotherapies with targeted therapies is another potential approach that may yield a synergistic benefit to augment antitumor effects.

Our Approach

We are developing immunotherapies designed to optimize immune cell activity, a key driver of immune response, to treat a variety of cancers and improve patient outcomes. We are initially focused on proinflammatory cytokines, which can modulate multiple immune pathways and act across several phases of the cancer immunity cycle. Our investigational cytokine-based therapies are designed to expand, activate, and reinvigorate T cells and NK cells, while aiming to mitigate the negative effects associated with unmodified cytokines.

Cytokines have the potential to be potent immunotherapies against cancer. However, using unmodified cytokines as therapeutics presents challenges, including narrow therapeutic indexes and unmanageable side effect profiles. Furthermore, there are challenges in transforming cytokines into immunotherapies that are specific to each cytokine. Leveraging our significant immune cell modulation expertise and protein engineering capabilities, we approach each cytokine in a customized fashion with the goals of addressing its specific limitations and seeking to optimize its impact on immune cell activities. Our approach has yielded three distinct investigational immuno-oncology programs, each based on unique design approaches that we believe are potentially best suited for each cytokine.

When developing our therapeutic candidates, we apply a consistent analytical framework to focus on targets with sound biologic rationale and what we believe to be a surmountable technical challenge (e.g., overexpansion of Tregs) that has limited the mechanism to date. Once a mechanism is identified, we apply our protein engineering capabilities to design a molecule that we believe can address the technical challenge. Our multi-faceted approach to cytokine engineering is aimed at maximizing the utility of identified cytokines, and includes binding selectivity, tumor-targeting, half-life modification and in-vivo assembly.

Our Programs

Our Pipeline

Leveraging our protein engineering capabilities, we have advanced our lead product candidate, nemvaleukin, into potentially registrational clinical trials. Our clinical-stage pipeline showing the current status of nemvaleukin development across multiple indications is shown in the figure below.

Clinical-Stage Pipeline Overview

1.
Subject to patient enrollment and event accrual.
2.
Subject to patient enrollment.

In addition to nemvaleukin, we have also applied our protein engineering capabilities to our IL-18 and IL-12 programs, which are currently in discovery phase and outlined in the figure below.

Discovery Programs

Nemvaleukin Program

Goal

Our nemvaleukin program seeks to leverage and expand upon the established antitumor effects of high-dose rhIL-2, while mitigating its hallmark toxicities. We believe a molecule that achieves this goal could have potential applicability beyond those indications for which high-dose rhIL-2 therapy is approved, across a broad range of tumor types and as a complementary combination partner to a wide range of therapeutic approaches to cancer.

Systematic Approach and Differentiation

We have taken an intentional and systematic approach throughout our development of nemvaleukin, from the structure of the molecule to its clinical development, including designing the clinical development program to assess whether nemvaleukin could replicate and potentially expand the established clinical activity of high-dose rhIL-2, as measured by RECIST 1.1, while mitigating its associated toxicities. We believe that nemvaleukin is differentiated from other IL-2 variants in development by its unique molecular design and resulting pharmacology, and the clinical development approach that we have taken:

•
Molecule Design: Nemvaleukin’s unique molecular design arises directly from the natural biology of IL-2 and its receptors, which are leveraged to confer differentiated properties. Nemvaleukin is an engineered, stable fusion protein that selectively binds to the intermediate-affinity IL-2R complex. Nemvaleukin is designed to be inherently active without requiring any metabolic or proteolytic conversion, does not degrade into native IL-2 and has shown a distinctive pharmacodynamic profile.
•
Clinical Rationale: We designed nemvaleukin’s development program to assess whether nemvaleukin could recapitulate the clinical activity of high-dose rhIL-2. We have observed nemvaleukin monotherapy activity in cancers for which high-dose rhIL-2 obtained regulatory approval, such as in RCC and melanoma. Nemvaleukin in combination with pembrolizumab has also shown, in some subjects in our clinical trials, durable and deepening responses in a range of tumor types.
•
Development Program: Our current clinical development program for nemvaleukin is differentiated and tailored to address key unmet needs in the oncology treatment paradigm, with a focus on difficult-to-treat tumors for which CPIs are not approved (e.g., PROC) or where patients have progressed following CPI treatment (e.g., mucosal melanoma). In the future, we plan to expand nemvaleukin’s development into additional tumor types for which scientific rationale supports nemvaleukin’s therapeutic potential.

Design of the Nemvaleukin Molecule

Nemvaleukin is an investigational, engineered cytokine designed to potentially capture and expand the therapeutic benefits of high-dose rhIL-2. Nemvaleukin selectively binds to the intermediate-affinity IL-2R to preferentially activate antitumor effector cells, including CD8+ T cells and NK cells, while mitigating both IL-2-associated expansion of Tregs, which dampen immune responses against cancer, and activation of vascular endothelial cells that express the high-affinity IL-2R, which are associated with severe toxicities, including vascular leak syndrome.

To achieve this selectivity for the intermediate affinity IL-2R, we focused on the natural biology of IL-2 and its receptors, which we leveraged to confer differentiated properties to nemvaleukin. As shown in the figure below, nemvaleukin consists of a fusion between IL-2 and IL2R alpha (“IL-2Rα”), which sterically occludes, or spatially blocks, nemvaleukin from binding to the high-affinity receptor. By combining the native IL-2 and IL-2Rα sequences, we engineered a stable fusion protein that is designed to be highly selective for the intermediate affinity IL-2 receptor. Furthermore, nemvaleukin is designed to be inherently active without requiring any metabolic or proteolytic conversion, and does not degrade into native IL-2, which is associated with a lack of receptor binding specificity and hallmark IL-2 toxicity. These properties ensure that the molecule is immediately active and precludes conversion to a potentially more toxic form of IL-2.

Nemvaleukin Molecule Design

This molecule design has been supported by the clinical data we have generated to date. Cell expansion data from ARTISTRY-1 has shown that nemvaleukin expanded and activated cancer fighting CD8+ T cells and NK cells both systemically and in the tumor microenvironment (“TME”). We believe that activation and expansion of these effector cells in the periphery may be crucial in driving anti-tumor responses. Importantly, consistent with its design, in its clinical trials, nemvaleukin has only been shown to cause treated subjects minimal expansion of immunosuppressive Tregs, which, as previously noted, dampen immune responses against cancer. We believe these properties of nemvaleukin may widen its potential therapeutic window.

Property	Potential Benefit
Selective binding to the intermediate-affinity IL-2R

Preferentially expands antitumor effector cells, including CD8+ T cells and NK cells with limited effect on Tregs, which have been shown to dampen immune responses against cancer, and mitigates activation of vascular endothelial cells, which are associated with severe toxicities, including vascular leak syndrome, both systemically and in the TME

Intrinsically stable fusion protein that does not degrade to IL-2

Remains selective for the intermediate-affinity IL-2R, (as compared to native IL-2 that is preferential to the high-affinity IL-2R, which is associated with a lack of receptor binding specificity and hallmark IL-2 toxicity)

Does not include non-natural/synthetic sequences or additional functionality	Designed to limit the potential for undesired off-target effects or counterproductive activities (e.g., immunogenicity)

Does not require or undergo metabolic or proteolytic conversion	Designed to be an inherently and immediately active molecule upon administration

The figure below shows results from cell expansion analyses from Part A of ARTISTRY-1. The graphic shows the absolute count of immune cell expansion over time. In this cohort, administration of nemvaleukin resulted in dose-dependent expansion of CD8+ T cells and NK cells with minimal non-dose-dependent effects on Tregs. Our ongoing, potential registrational clinical trials are evaluating whether, and the manner in which, the clinical pharmacodynamic data may correlate with response to treatment in mucosal melanoma and PROC.

Clinical Pharmacodynamic Effects of Nemvaleukin

Immune cell expansion
Cycles 1 – 2
Total NK cells
Total CD8+ T cells
FOXP3+ Treg
Absolute count (cells/μL blood)
2000
1500
1000
500
0
0
5
10
15
20
25
30
35
40
Day
Cycle 1 (14 days)
Cycle 2 (21 days)

Nemvaleukin data are from the 6 μg/kg cohort in Part A of ARTISTRY-1. For fold change plots, data are mean + SE (N=10). For time course plot, data are mean + SD (N=12).

1. Bhatt et al. Poster P123 presented at SITC 2018.

Fmax, maximum fold change; HD, high-dose; IL-2, interleukin-2; IV, intravenous; NK, natural killer; PD, pharmacodynamic; SD, standard deviation; SE, standard error; TID, 3 times daily; Treg, regulatory T cell.

Nemvaleukin Clinical Data To-Date

The nemvaleukin clinical program includes the completed ARTISTRY-1 and ARTISTRY-2 trials and three ongoing clinical studies, ARTISTRY-3, ARTISTRY-6, ARTISTRY-7.

ARTISTRY-1

ARTISTRY-1, a global, open-label Phase 1/2 study, was the first-in-human study of nemvaleukin and generated our largest and most mature clinical data set. Its clinical trial design and dosing regimen are described in the figure below.

ARTISTRY-1 Trial Design and Dosing Regimen

NCTO2799095

1.
Patients from Parts A and B could roll over to Part C upon progression or stable disease (after > 4 cycles) on monotherapy.
2.
Nemvaleukin daily Q5D, then off treatment for 9 days (cycle 1) or 16 days (cycle 2+).
3.
ORR assessed by investigator (RECIST v1.1)
4.
Nemvaleukin 3 µg/kg/d in C1-C4, 6 µg/kg/d in C5-C7. PD-L1 approved/unapproved indication based on FDA prescribing information and may have changed over time.

We established a clear set of objectives for ARTISTRY-1, designed to demonstrate nemvaleukin’s differentiated profile.

First, we aimed to validate nemvaleukin’s molecular design by demonstrating a dose-dependent and selective expansion of CD8+ and NK cells, with minimal expansion of Tregs, as described above.

Second, we sought to demonstrate that this immunological response could translate into clinical activity, with a focus on demonstration of monotherapy antitumor activity in tumor types where high-dose rhIL-2 obtained regulatory approval, as we believed this an essential element of validating potential therapeutic benefit and supporting advancement of our clinical program.

Third, we designed ARTISTRY-1 to evaluate nemvaleukin’s potential clinical benefit in combination with pembrolizumab in a wide range of advanced solid tumor types, including both anti-programmed death 1 (“PD-1”) and PD-L1 approved and unapproved tumors, and in CPI-experienced patients and patients rolling over from the nemvaleukin monotherapy cohorts.

Finally, we aimed to establish a differentiated safety and tolerability profile for nemvaleukin, both as monotherapy and in combination with pembrolizumab, with a particular focus on mitigation of the hallmark toxicities associated with high-dose IL-2.

Monotherapy Activity

ARTISTRY-1 Part B was designed to assess single-agent safety and antitumor activity in patients with RCC or melanoma, two tumor types where high-dose rhIL-2 has shown monotherapy activity. We enrolled a total of 74 patients in Part B in an RCC cohort or a melanoma cohort. In contrast to the original studies evaluating high-dose rhIL-2, which were conducted more than 20 years ago and before the discovery of CPIs and other targeted agents, the majority of patients in the ARTISTRY-1 Part B monotherapy cohorts were previously treated with CPIs and had progressed during treatment. Patients in these cohorts had a median of two to three prior lines of treatment, although some patients had up to eight prior lines of treatment.

Clinically meaningful responses were observed with nemvaleukin monotherapy in both patients with RCC and melanoma. All responders had been previously treated with CPI therapy and their disease had progressed. Overall, as of the data cut-off date of March 27, 2023, 10 objective responses were observed in the Part B monotherapy cohorts. In the melanoma cohort, among 46 evaluable patients, two PRs (one confirmed) were observed in patients with mucosal melanoma and four PRs (three confirmed) were observed in patients with cutaneous melanoma. In the RCC cohort, among 22 evaluable patients, four PRs (three confirmed) were observed. See figures below for details on the melanoma monotherapy cohort, including ORR, DCR, and time on therapy. All ARTISTRY-1 data is provided as of the dates noted herein.

The swimmers plot graphic below outlines the duration of treatment across the melanoma cohort patient population, as well as observed responses and durability of response. As of the data cut-off date of March 27, 2023, a number of the monotherapy responders had been on treatment for over a year, including one mucosal melanoma patient who had been on therapy for over two years.

IV Nemvaleukin Monotherapy Responses in Melanoma (Part B)

The table below summarizes our clinical data in the melanoma monotherapy cohort as of the data cut-off date of March 27, 2023.

IV Nemvaleukin Monotherapy Response Summary in Melanoma (Part B)

	All[a,b] (n=46)		Mucosal (n=6)
Best overall response, n (%)
CR	—		—
PR	6 (13.0)	[c]	2 (33.3)	[d]
SD	30 (65.2)		2 (33.3)
PD	10 (21.7)		2 (33.3)
ORR, n (%) [95% CI]	6 (13.0) [4.9-26.3]	[c]	2 (33.3) [4.3-77.8]	[d]
DCR[f], n (%) [95% CI]	36 (78.3) [63.6-89.1]	[c]	4 (66.7) [22.3-95.7]	[d]
DOR in weeks[e], Mean (SD)	40.77 (55.604)	[c]	78.2 (101.9)	[d]
Median (range)	16.75 (6.1-150.3)		78.2 (6.1-150.3)

a Excludes 1 patient who did not meet tumor-evaluable criteria. b Patients with mucosal, cutaneous, uveal, acral included in ‘All’. c Includes four confirmed PRs, two unconfirmed PRs. d One confirmed PR. e DOR for Part B only and does not include patients who rolled over to Part C; some patients may still be on treatment. f DCR is defined as the proportion of patients with objective evidence of CR, PR, or SD. For SD, no minimal interval from the study entry is required.

CR = complete response; PR = partial response; SD = stable disease; PD = progressive disease; ORR = objective response rate; DCR = disease control rate; DOR = duration of response; CI = confidence interval

As shown in the table above, among the six evaluable patients in this study with mucosal melanoma, a challenging patient population with limited treatment options, nemvaleukin monotherapy resulted in two PRs (one confirmed) and two patients achieved stable disease, representing an overall DCR of 66.7%.

These data supported the FDA’s grant of ODD and FTD, and an ILAP designation by the MHRA, in each case for nemvaleukin for the treatment of mucosal melanoma and led to our design and initiation of our ongoing ARTISTRY-6 trial, which includes potentially registrational Cohort 2, being conducted in patients with advanced mucosal melanoma.

Combination Activity with Pembrolizumab

ARTISTRY-1 Part C was a dose expansion cohort of the study that evaluated the efficacy and safety of nemvaleukin in combination with pembrolizumab across a variety of cohorts, including in patients with CPI-unapproved tumor types and patients from Parts A and B who had progressed or showed stable disease after at least four cycles on monotherapy.

Responses were observed across a range of tumor types, with several patients continuing on therapy at the time of the data cut-off on March 27, 2023. Overall, among the 144 evaluable patients in ARTISTRY-1 Part C, 24 objective responses were observed (five CRs, 19 PRs (14 confirmed)).

These responses were observed in both PD-1 and PD-L1 approved and unapproved tumor types including melanoma, ovarian, esophageal, cervical, bladder, breast, pancreatic, colorectal, renal cell, Hodgkin’s lymphoma, lung, and head and neck cancer.

Of particular note, among 14 evaluable patients with PROC, two CRs and two PRs (one confirmed) were observed, and six patients achieved stable disease, representing an overall DCR of 71.4%. Importantly, the median duration of response was 65.5 weeks. These data supported the FDA’s grant of FTD for nemvaleukin in combination with pembrolizumab in PROC and led to the design and initiation of ARTISTRY-7, another potentially registrational study of nemvaleukin, which is currently ongoing.

The chart below describes the experience of the 42 patients in Cohort 1 of Part C in Artistry-1. This cohort included patients who were pretreated with PD-L1 unapproved medications. The 14 PROC patients described previously were in this cohort.

ARTISTRY-1 Part C Combination Responses (Unapproved Tumor Type Cohorts)

PD-L1 unapproved cohorts (cohort 1)

Ovarian cancer (5)
Ovarian cancer (2)
Ovarian cancer (5)
Breast cancer (8)
Ovarian cancer (6)
Esophageal cancer (1)
Ovarian cancer (6)
Breast cancer (7)
Colorectal cancer (3)
Sarcoma (2)
Pancreatic cancer (3)
Ovarian cancer (5)
Head and neck cancer (3)
Colorectal cancer (4)
Colorectal cancer (6)
Ovarian cancer (2)
Non-small-cell lung cancer (2)
Colorectal cancer (2)
Sarcoma (3)
Ovarian cancer (5)
Colorectal cancer (3)
Colorectal cancer (4)
Ovarian cancer (3)
Colorectal cancer (2)
Ovarian cancer (3)
Ovarian cancer (5)
Colorectal cancer (3)
Sarcoma (8)
Colorectal cancer (3)
Colorectal cancer (4)
Ovarian cancer (2)
Ovarian cancer (6)
Breast cancer (3)
Colorectal cancer (6)
Sarcoma (1)
Uterine cancer (6)
Sarcoma (4)
Sarcoma (2)
Ovarian cancer (4)
Colorectal cancer (2)
Pancreatic cancer (2)
Ovarian cancer (3)
Patients (prior lines of therapy)
OC1
OC2
OC3
OC4
ES
PC
6 mo
12 mo
18 mo
24 mo
30 mo
36 mo
42 mo
48 mo
54 mo
0 8 16 24 32 40 48 56 64 72 80 88 96 104 112 120 128 136 144 152 160 168 176 184 192 200 208 216 224
Duration of treatment, weeks
SD
PD
PR
CR
Treatment ongoing
OC Platinum-resistant ovarian cancer
ES Esophageal cancer
PC Pancreatic cancer

PROC patients with response

Patient	Prior therapies	Best overall response	Time on therapy (weeks)
OC1	5: CBP/PAC/BEV, CDDP/GEM, CBP/PLD, PCA, CBP/DOC	CR	220 ▶
OC2	2: CBP/PAC/DOC, CBP/DOC/NIR/TAM	CR	115
OC3	6: CBP/PAC, NIR, PLD/BEV, CBP/GEM, TOP, NIR	PR	75
OC4	6: CBP/PAC, CBP/PLD, CBP/BEV, PAC/BEV, BEV, PLD	uPR	36

Data cut off March 27, 2023.

PD-L1 approved/unapproved indication based on FDA prescribing information and may have changed over time. Responses per RECIST v1.1. BEV, bevacizumab; CBP, carboplatin; CDDP, cisplatin; CR, complete response; DOC, docetaxel; FDA, Food and Drug Administration; GEM, gemcitabine; mo, month; NIR, niraparib; PAC, paclitaxel; PCA, paclitaxel albumin; PD, progressive disease; PD-L1, programmed death (ligand) 1; PLD, pegylated liposomal doxorubicin hydrochloride; PR, partial response; SD, stable disease; TAM, tamoxifen; TOP, topotecan; uPR, unconfirmed PR.

ARTISTRY-1 Part C Combination Responses (Approved Tumor Type Cohorts)

PD-L1 approved cohorts (Cohorts 2 and 3)

Data cut off March 27, 2023.

PD-L1 approved/unapproved indication based on FDA prescribing information and may have changed over time. Responses per RECIST v1.1. CR, complete response; FDA, Food and Drug Administration; mo, month; NE, neuroendocrine; PD, progressive disease; PD-L1, programmed death (ligand) 1; PLD, pegylated liposomal doxorubicin hydrochloride; PR, partial response; SD, stable disease.

ARTISTRY-1 Overall Clinical Activity Summary

The figure below provides a summary of the objective responses observed across ARTISTRY-1 with IV nemvaleukin as of March 27, 2023. Monotherapy responses are denoted in green boxes and responses in combination with pembrolizumab are denoted in white boxes. We observed objective responses as well as stable disease when nemvaleukin was used as both monotherapy and in combination with pembrolizumab across a wide array of tumor types.

Safety Observations

Nemvaleukin’s adverse event profile in ARTISTRY-1 was consistent with its mechanism of action. Nemvaleukin in combination with pembrolizumab had a similar safety profile as monotherapy nemvaleukin, with no additive toxicities observed.

As set forth in the figure below, as of March 27, 2023, the most frequent nemvaleukin-related adverse events (>30%) reported were consistent with those expected from a cytokine-based therapy: pyrexia, chills, nausea, neutropenia/neutrophil count decrease, hypotension and aspartate transaminase (“AST”) increase. The majority of the adverse events were grade 1/2 in nature.

ARTISTRY-1 Safety Summary

Data cut off March 27, 2023

The most frequent Grade 3-4 nemvaleukin-related adverse event was neutrophil count decrease/neutropenia, with certain instances considered nemvaleukin-related serious adverse events. These neutropenic events were generally not associated with fever or infection and generally did not require growth factor support. We believe the events are associated with the overall mechanism of action of nemvaleukin and a margination of overall cell populations, as the majority of events were transient in nature (lasting a shorter duration of approximately 4 days although recovery overall could be longer), and most did not lead to discontinuation of treatment. Only a small number of patients had a nemvaleukin-related adverse event leading to discontinuation: 4.1% and 3.6% of patients using nemvaleukin as monotherapy and in combination, respectively. No CLS events have been reported in this study.

As set forth in the figure below, as of March 27, 2023, we have observed the following nemvaleukin-related serious adverse events in Parts B and C.

All Nemvaleukin-Related Serious Adverse Events in Parts B and C of ARTISTRY-1 by Preferred Term

System Organ Class	Part B	Part C
Preferred Term	N=74 n(%)	N=166 n(%)
Blood and lymphatic system disorders	5 (6.8)	6 (3.6)
Anaemia	3 (4.1)	4 (2.4)
Neutropenia	1 (1.4)	2 (1.2)
Immune thrombocytopenia	1 (1.4)	—
General disorders and administration site conditions	2 (2.7)	4 (2.4)
Pyrexia	1 (1.4)	3 (1.8)
Extravasation	1 (1.4)	—
Fatigue	—	1 (0.6)
Injury, poisoning and procedural complications	1 (1.4)	5 (3.0)
Infusion related reaction	—	5 (3.0)
Overdose	1 (1.4)	—
Metabolism and nutrition disorders	2 (2.7)	3 (1.8)
Dehydration	—	1 (0.6)
Failure to thrive	1 (1.4)	—
Hypocalcaemia	1 (1.4)	—
Hypoglycaemia	—	1 (0.6)
Hyponatraemia	—	1 (0.6)
Hypovolaemia	—	1 (0.6)
Starvation	—	1 (0.6)
Hepatobiliary disorders	3 (4.1)	2 (1.2)
Hypertransaminasaemia	1 (1.4)	2 (1.2)
Hyperbilirubinaemia	2 (2.7)	—
Investigations	2 (2.7)	2 (1.2)
Alanine aminotransferase increased	—	2 (1.2)
Aspartate aminotransferase increased	—	2 (1.2)
Blood bilirubin increased	1 (1.4)	—
Electrocardiogram T wave abnormal	1 (1.4)	—
Troponin I increased	1 (1.4)	—
Cardiac disorders	1 (1.4)	3 (1.8)
Supraventricular extrasystoles	—	3 (1.8)
Acute myocardial infarction	1 (1.4)	—
Tachycardia	—	1 (0.6)
Immune system disorders	—	3 (1.8)
Cytokine release syndrome	—	3 (1.8)
Gastrointestinal Disorders	—	3 (1.8)
Diarrhoea	—	1 (0.6)
Immune-mediated enterocolitis	—	1 (0.6)
Nausea	—	1 (0.6)
Vomiting	—	1 (0.6)
Respiratory, thoracic and mediastinal disorders	—	3 (1.8)
Asthma	—	1 (0.6)
Pleural effusion	—	1 (0.6)
Pneumonitis	—	1 (0.6)
Nervous system disorders	—	2 (1.2)
Depressed level of consciousness	—	1 (0.6)
Myelopathy	—	1 (0.6)
Infections and infestations	1 (1.4)	—
Bacteraemia	1 (1.4)	—
Cellulitis	1 (1.4)	—
Eye Disorders	1 (1.4)	—
Iritis	1 (1.4)	—
Vitritis	1 (1.4)	—
Vascular disorders	1 (1.4)	—
Hypotension	1 (1.4)	—

No new patients were enrolled after the March 27, 2023 data cut; twenty patients were ongoing in the study. A final database lock was performed at the time of study closure on September 27, 2023 with no resulting changes in the overall conclusions on the safety and efficacy of nemvaleukin alpha, either as a monotherapy or in combination with pembrolizumab.

Ongoing Potential Registrational Programs

Cohort 2 of ARTISTRY-6

ARTISTRY-6 is a global, Phase 2 multi-center, open-label cohort study of nemvaleukin monotherapy in patients with advanced cutaneous melanoma or advanced mucosal melanoma who have previously received anti-PD-L1 therapy. The primary endpoint for each cohort is ORR based on RECIST 1.1 while secondary endpoints include duration of response, PFS, DCR, time to response and safety and tolerability. ARTISTRY-6 is planned to enroll up to 196 patients, including up to 106 patients with advanced cutaneous melanoma and approximately 90 patients with advanced mucosal melanoma. Subjects will be enrolled into one of three cohorts based on tumor type: advanced cutaneous melanoma (Cohorts 1 and 3) and advanced mucosal melanoma (Cohort 2). The sample size for Cohort 1 was 56. The sample size for Cohort 2 was increased from 70 to 90 in January 2024 in order to provide a more robust assessment of the response rate. The study endpoints will be summarized descriptively and analyzed and reported separately for each cohort and dosing schedule tested in the study. We expect to provide topline results for Cohort 2 in the first half of 2025, subject to patient enrollment. Cohort 3 is also expected to evaluate a newly recommended less frequent IV dosing of nemvaleukin as a monotherapy and in combination with pembrolizumab in a total of approximately 50 patients with cutaneous melanoma. We expect to provide top-line monotherapy data readout from Cohort 3 of ARTISTRY-6 in the first half of 2025 and top-line combination data readout from Cohort 3 of ARTISTRY-6 in the second half of 2025.

The trial design of Cohort 2 of ARTISTRY-6 is outlined below.

Cohort 2 of ARTISTRY-6 Trial Design

Abbrev.: CTLA-4: cytotoxic T-lymphocyte–associated antigen 4; DCR: disease control rate; DOR: duration of response; ECOG PS: Eastern Cooperative Oncology Group performance status; IV: intravenous; ORR: objective response rate; PD-L1: programmed death (ligand) 1; PFS: progression-free survival; RECIST: Response Evaluation Criteria in Solid Tumors; TTR: time to response

Cohort 2 of ARTISTRY-6 is expected to have a topline data readout in the first half of 2025. If the data readout from the potentially registrational Cohort 2 of this clinical study are positive, the data may support submission of a BLA to the FDA for marketing approval in the U.S.

Unmet Need and Competitive Landscape for Mucosal Melanoma

Mucosal melanoma is a highly aggressive variant of malignant melanoma, with a 5-year survival rate of approximately 25% (as compared to cutaneous melanoma, which has a 5-year survival rate of approximately 80%).

There are no therapies currently approved specifically for mucosal melanoma, and there have been no randomized controlled trials addressing the activity of CPIs in this patient population. Instead, treatment of metastatic disease for mucosal melanoma generally involves the same therapies approved for cutaneous melanoma, such as chemotherapy and CPI-based approaches, despite evidence that such therapies are less effective in the mucosal melanoma setting. Other current treatments include targeted therapies for those with relevant mutations, and CPI immunotherapy as monotherapy or in combination with anti-PD-1 (e.g., pembrolizumab or nivolumab) and/or anti-CTLA-4 therapy (e.g., ipilimumab). Benefits from these therapies are usually short-lived, with a median PFS rate of three months or fewer. Moreover, upon recurrence/progression, treatment options in the post-CPI setting are even more sparse and often associated with worse outcomes, further highlighting the persistent and significant unmet need for new therapies. It is estimated that there are nearly 2,000 mucosal melanoma patients in the U.S. and Europe.

ARTISTRY-7

Based on the responses observed with nemvaleukin in combination with pembrolizumab in patients with PROC in the ARTISTRY-1 study, we initiated ARTISTRY-7, an ongoing, global, Phase 3, open-label, randomized potentially registrational study evaluating the antitumor activity and safety of IV nemvaleukin in combination with pembrolizumab compared to investigator’s choice chemotherapy in patients with PROC (n=448). This study is being conducted in collaboration with the Gynecologic Oncology Group (“GOG”), the European Network of Gynecological Oncological Trial groups (“ENGOT”), and the Asia-Pacific Gynecologic Oncology Trials Group (“APGOT”). GOG, ENGOT and APGOT are large, regional cooperative groups that coordinate and promote clinical research involving patients with gynecological cancers. We have contracted with these groups to assist us with the implementation and execution of the ARTISTRY-7 study globally, including in the selection of clinical trial sites. In addition, these groups provide oversight and advice regarding the conduct of the ARTISTRY-7 study within their respective regions in collaboration with our contract research organizations (“CROs”) that operationalize the ARTISTRY-7 study. This study is also being conducted in collaboration with MSD International GmbH and MSD International Business GmbH (“MSD”), which provides pembrolizumab for the study. We will jointly own with MSD any clinical data and inventions (including patents that cover such inventions) that result from the combined use of nemvaleukin and pembrolizumab in the ARTISTRY-7 clinical trial, but each will retain all data and intellectual property rights relating solely to their respective compounds.

In order to enroll in this study, patients must have received ≥1 prior line of systemic anti-cancer therapy in the platinum-sensitive setting and ≤5 prior lines of therapy in the platinum-resistant setting, including bevacizumab, and a poly ADP-ribose polymerase (“PARP”) inhibitor for eligible patients with certain genetic mutations.

There are four arms in the study: IV nemvaleukin in combination with pembrolizumab, IV nemvaleukin monotherapy, pembrolizumab monotherapy, and investigators’ choice (“IC”) chemotherapy. The primary objective is to compare OS in the nemvaleukin in combination with pembrolizumab arm as compared to the IC chemotherapy arm. The trial design for ARTISTRY-7 is shown in the graphic below.

ARTISTRY-7 Trial Design

1. Herzog T et al. Poster presented at the Society for Gynecologic Cancers Annual Meeting (SGO), Phoenix, AZ, March 18-21, 2022

ARTISTRY-7 is expected to have an OS data readout from an interim analysis in the first quarter of 2025 and final OS data readout in the second quarter of 2026, subject to reaching the required number of events for the analysis. The FDA has granted FTD to nemvaleukin in combination with pembrolizumab for the treatment of PROC and, if the data readouts from this potentially registrational clinical study are positive, such data may support submitting a BLA to the FDA for marketing approval in the U.S.

Unmet Need and Competitive Landscape for PROC

Ovarian, fallopian tube, and primary peritoneal cancers identified as epithelial ovarian cancers (“EOC”) are life-threatening diseases and together comprise the seventh most common cause of cancer mortality in women. Standard frontline treatment for EOC is platinum-based chemotherapy with or without an anti-angiogenic, such as bevacizumab, which may be followed by maintenance therapy with bevacizumab, a PARP inhibitor, or both, depending on biomarker status.

Platinum-based regimens provide clinically meaningful benefit for a majority of patients in the first instance; however, among those who initially respond, it has been estimated that approximately 70-80% have recurrent disease within two years of completing treatment. Patients may receive multiple rounds of platinum-based chemotherapy, but ultimately develop platinum-resistant disease. The standard of care for PROC is single-agent nonplatinum chemotherapy (e.g., topotecan, gemcitabine, liposomal doxorubicin, oral etoposide, docetaxel or paclitaxel).

Importantly, the likelihood of durable response in the platinum-resistant setting is low, and the median OS drops significantly, with an expected OS timeframe of 8 to 13 months and PFS timeframe of three to four months. A subset of patients with folate receptor alpha (“FRα”) positive tumors can also be treated with mirvetuximab soravtansine-gynx, an FRα-directed antibody and microtubule inhibitor.

However, durable and effective treatment options are still needed for the majority of patients with PROC, reflecting the high unmet medical need for this population. There are approximately 13,000 third-line PROC patients in the U.S. and Europe.

Exploring the Next Generation of Dosing

We believe that nemvaleukin has the potential to be utilized across a range of tumor types and in combination with multiple treatment options. The initial IV nemvaleukin dosing regimen that we studied is daily times five in 21-day cycles, which was modeled after the currently approved high-dose rhIL-2 dosing. To explore nemvaleukin’s potential broad utility and ability to offer more flexible and convenient options to patients, caregivers, and providers, we are also evaluating subcutaneous dosing and alternative IV dosing frequencies.

Subcutaneous dosing is being explored in Cohort 1 of ARTISTRY-6 in cutaneous melanoma patients following dose identification in our completed ARTISTRY-2 trial. ARTISTRY-2 was a Phase 1/2 open-label trial of subcutaneous nemvaleukin in combination with pembrolizumab in patients with advanced solid tumors. The RP2D for ARTISTRY-2 was established as 3 mg Q7D. We presented data from the ARTISTRY-2 expansion cohorts in selected solid tumors at the 2023 Society of Immunotherapy of Cancer meeting which showed three confirmed responses among 59 total patients.

ARTISTRY-3 is a Phase 1/2 open-label study of IV nemvaleukin in patients with advanced solid tumors after treatment failure or intolerance to one to three prior FDA-approved targeted therapies. ARTISTRY-3 is evaluating the safety and tolerability of higher doses of IV nemvaleukin administered on a less frequent IV dosing schedule of one or two doses per three-week cycle. The dosing strategy of this cohort was based on extensive pharmacodynamic modeling that helped us predict the pharmacodynamic profile of IV nemvaleukin in lymph nodes and tumors. The trial design is outlined in the graphic below.

ARTISTRY-3 Cohort 2 Trial Design (Cohort 2)

Q3W: Administered every 3 weeks.

We have recently completed evaluation of dosing schedules in ARTISTRY-3 with administration of nemvaleukin once or twice within a three-week cycle and have selected 30 µg/kg on days one and eight as our RP2D.

We plan to further evaluate safety, tolerability and antitumor activity of the selected dose and schedule in Cohort 3, a cutaneous melanoma expansion cohort of ARTISTRY-6, both for nemvaleukin as a single agent and in combination with pembrolizumab.

Future Expansion for Nemvaleukin

Potential Future Indications

We believe that nemvaleukin has the potential to benefit patients with other tumor types and intend to evaluate its therapeutic utility in additional indications, such as cutaneous melanoma and earlier lines of treatment for ovarian cancer, based on results we have seen in our trials and in additional tumor types for which we believe there is strong scientific rationale based on scientific literature. In our trials, we observed multiple responses in cutaneous melanoma using both nemvaleukin monotherapy and in combination with an anti-PD-1/L1 and multiple complete and partial responses in ovarian cancer using nemvaleukin in combination with pembrolizumab.

Potential Combination Therapies

We also believe there is strong scientific rationale supporting the potential of nemvaleukin as a complementary, and potentially synergistic, combination treatment with standard of care therapies that result in immunogenic tumor cell death. In these combinations, nemvaleukin may provide an opportunity to augment the clinical activity associated with both agents.

In preclinical studies, we evaluated a mouse ortholog of nemvaleukin in combination with several growth factor pathway inhibitors, including lenvatinib. Nemvaleukin in combination with lenvatinib resulted in enhanced tumor suppression and survival in a mouse preclinical model, as shown in the figure below. Similar results were observed with nemvaleukin in combination with lucitanib, a multi-tyrosine kinase inhibitor (“TKI”) and a mouse surrogate of bevacizumab, a selective inhibitor of vascular endothelial growth factor.

Tumor Growth Inhibition in Preclinical Mouse Models

In addition to immunotherapies, agents that induce immunogenic cell death (“ICD”) may offer synergistic advantages in combination with nemvaleukin. Some examples of agents that are known to effectively induce ICD include chemotherapy, radiation, and targeted therapies such as growth factor inhibitors. These therapies have been known to induce cancer cell death leading to release of tumor specific antigens, which can be picked up by antigen presenting cells and drive new T cell activation. In combination with nemvaleukin, we believe this immune response may be further augmented. Our hypothesis is that the net result of utilizing agents that induce ICD with nemvaleukin would be further enhancement of tumor killing, with increased durability of response because of the resulting antitumor immunity.

Continued Clinical Development

Our clinical development strategy for nemvaleukin has been deliberate and systematic.

•
First, we established the clinical proof of concept for nemvaleukin in ARTISTRY-1.
•
Currently, we are focused on developing nemvaleukin by executing on the ongoing potential registrational studies (ARTISTRY-6 (Cohort 2) and ARTISTRY-7) in mucosal melanoma and PROC, respectively, both of which represent areas of high unmet medical need.
•
In parallel, in order to potentially expand the utility of nemvaleukin, we are exploring differing dosing regimens. Less frequent IV dosing is being explored in ARTISTRY-3. An assessment of monotherapy nemvaleukin treatment and a combination with pembrolizumab in a less frequent IV dosing regimen is planned for incorporation in a dedicated cutaneous melanoma cohort of ARTISTRY-6 (Cohort 3). Subcutaneous dosing was explored in our ARTISTRY-2 Phase 1/2 study and is now under evaluation in a dedicated cutaneous melanoma cohort of ARTISTRY-6 (Cohort 1).
•
Finally, we are continuing to generate preclinical and clinical data to evaluate potential opportunities for additional indications and therapeutic combinations.

The current development program is designed to evaluate nemvaleukin as a potential new therapy for patients with limited treatment options and for whom few clinical advances have been made in recent years. The current clinical program is also designed to lay the foundation for exploration of nemvaleukin’s broad potential utility, from combination opportunities with CPIs in a range of tumor types and lines of therapy—building on the activity seen in PROC—to combination opportunities with other agents given nemvaleukin’s previously observed monotherapy activity.

Engineered IL-18 Program

IL-18 is a key cytokine with therapeutic potential whose clinical efficacy is limited by IL-18BP. Our IL-18 program is designed to create an IL-18 variant that is engineered to be resistant to IL-18BP and with adjusted potency and PK to achieve the desired IL-18 anti-tumor activity.

IL-18 is a multi-faceted cytokine that demonstrates a range of immune mechanisms with high therapeutic potential for solid tumors. Discovered as a Type 1 T helper polarizing cytokine, IL-18 stimulates both adaptive and innate elements of the immune system; antigen-experienced CD8+ T-cells are stimulated for cytotoxic activity and IFN-g production and exhausted CD8+

T-cells, which are dysfunctional in the tumor microenvironment, are re-invigorated for antitumor activity. IL-18 also stimulates the cytotoxic NK cells of innate immunity for proliferation and IFN-g production and matures dendritic cells for expansion and antigen-presentation. We believe this unique combination of immune functions has the potential to be transformative in the solid tumor cancer immunotherapy landscape.

IL-18BP is a soluble IL-18 decoy receptor that serves as a checkpoint of the IL-18 pathway. As its name implies, IL-18BP tightly binds to IL-18 and neutralizes its ability to bind and activate the IL-18 receptor. In Phase 1 clinical trials, recombinant human IL-18 (“rhIL-18”) rapidly upregulated IL-18BP. As IL-18BP levels increased, the pharmacodynamic response to rhIL-18 was significantly curtailed, thereby limiting clinical efficacy. Based on pre-clinical studies, tumors that support the potential of an IL-18 therapeutic include, but are not limited to: RCC, non-small cell lung cancer, mesothelioma and head and neck squamous cell carcinoma.

Our Solution: Engineered IL-18

Our IL-18 program is focused on engineering an IL-18 variant that has a half-life extension and is designed to be resistant to IL-18BP neutralization, while retaining and optimizing the activity of IL-18. To achieve this, we are introducing targeted mutations into IL-18 that prevent IL-18BP binding while retaining IL-18 signaling activity and cellular function. We also plan to fuse our IL-18BP-resistant variant to protein scaffolds to enhance PK and further optimize potential antitumor activity and patient experience.

With this engineered design, our goal is to create a molecule that has resistance to the IL-18BP checkpoint to unleash the therapeutic potential of IL-18. We believe an optimal molecule will also have (i) strong potency to activate the multi-faceted antitumor immune mechanisms of IL-18, including reinvigoration of exhausted CD8+ T cells and (ii) enhanced PK to support potential efficacy, safety and patient/clinician convenience.

Overview of Preclinical Studies and Data

We applied rational protein design and combinatorial approaches to generate a pool of IL-18 variants that we could screen for potency and resistance to IL-18BP. As shown in the graphic below, certain of these variants have displayed undetectable binding to IL-18BP (left panel) and potency stronger than or similar to wild-type (“WT”) IL-18 with maximal resistance to IL-18BP inhibition (right panel).

Our Engineered IL-18 Variants’ Activity and Resistance to IL-18BP

Solid tumors evoke immunosuppression in part by inducing a state of exhaustion in cytotoxic CD8+ T cells (“CD8+ Tex”). T-cell exhaustion also results in acquired resistance to existing checkpoint inhibitors. Our IL-18 program includes a focus on engineering an IL-18 variant that exhibits the maximal capacity to reinvigorate CD8+ Tex and thereby overcome significant hurdles of immune evasion and acquired immune-resistance. The figure below shows results from a preclinical study in which one of our variants restored IFN-g production in exhausted CD8+ T cells to a greater extent than WT hIL-18.

Engineered IL-18 Variant with the Maximal Capacity to Re-Invigorate Exhausted CD8+ T Cells

Current Status and Clinical Development Plan

Based on these data, we are currently advancing our IL-18 program to candidate nomination and Investigational New Drug (“IND”) enabling studies, including cell line development and manufacturing and non-clinical toxicology programs to support our planned IND submission and progression into clinical development. We plan to nominate a candidate for this program in 2024.

Tumor-targeted IL-12 Program

IL-12 is recognized as a highly potent proinflammatory cytokine that has shown preclinical responses and clinical activity when delivered intratumorally by strongly activating CD8+ T and NK cells. However, clinical utility of IL-12 as a therapeutic has been limited due to severe toxicities. Our tumor-targeted IL-12 program is designed to overcome these toxicity challenges by sequential administration of IL-12’s subunits, each enhanced with tumor-targeting antibody fragments, thereby reducing serum exposure while enabling self-assembly of functional IL-12 in the tumor microenvironment.

IL-12 is a key cytokine in the body’s response to pathogens that activates both innate and adaptive elements of the immune system. IL-12 is a powerful, proinflammatory cytokine produced by antigen-presenting cells such as macrophages, dendritic, and B cells in response to pathogenic infection. It comprises two subunits, p35 and p40, that are covalently linked intracellularly and then secreted as a functional heterodimer IL-12p70. IL-12 interacts with multiple immune cells, including T cells, NK cells, monocytes, and macrophages, and activates a proinflammatory response, suggesting significant potential as an oncology pathway. In third-party studies, IL-12 has repeatedly demonstrated activity in preclinical models in combination with other agents and to some extent as a monotherapy. rhIL-12 has also been evaluated in clinical trials, and antitumor activity was observed in a small number of patients across several tumor types.

However, use of systemic IL-12 therapy has historically been unsuccessful and caused severe adverse events in patients with cancer. The severe toxicity associated with rhIL-12 is generally attributed to a rapid upregulation of inflammatory cytokines IFN-g, TNFa, and IL-6, that cause cytokine storm syndrome characterized by systemic inflammation, multi-organ dysfunction, and immune cytopenias. Despite activity in local lesions, cancer can be a systemic disease that requires systemic treatment, especially in later stage disseminated disease. Therefore, to capitalize on IL-12’s potential, a safe and effective systemically delivered IL-12 therapeutic is needed.

The failure of systemic IL-12 to induce meaningful clinical activity is attributed to a poor therapeutic index, which limits the dose and prevents the ability to reach therapeutic concentrations within the TME. Thus, maximizing tumor IL-12 concentrations, while minimizing systemic exposure, is critical for initiating a safe and effective antitumor response.

Our Solution: Tumor-targeted IL-12

The goal of our IL-12 program is to create a self-assembling tumor-targeted split IL-12 therapeutic that maximizes tumor exposure and minimizes systemic exposure to functional IL-12. We have designed two separate inactive subunits, IL-12p35 and IL-12p40, that target the tumor for assembly. Each subunit includes the inactive component and is fused to a proprietary tumor-targeting antibody or fragment thereof. These subunits are designed to preferentially assemble and activate in the TME. Compared to localized IL-12 delivery, we believe this novel approach has the potential to achieve the desired tumor and systemic profile. We believe we can achieve an improved therapeutic index for systemically delivered IL-12 through careful engineering of the PK parameters of our molecules, use of an interval between doses to modulate systemic exposure of IL-12, not relying on extrinsic factors such as proteases to activate the molecule and targeting our subunits to a proprietary tumor-associated antigen (“TAA”).

Overview of Preclinical Studies and Data

Our preclinical data have shown that sequentially administered targeted split IL-12 subunits (p35 and p40) can target as well as be retained in tumors, modulate systemic exposure using an increasing interval between subunit injections, and function upon assembly.

Our initial preclinical data showed the accumulation of the TAA-targeted subunits as compared to non-targeted IL-12. We then observed that in-vitro and in-vivo targeting of the two subunits yielded a greater recovery in IL-12 activity compared to single chain IL-12, and enhanced tumor targeting compared to single targeted agents. Further preclinical studies showed that the dual-targeted combination resulted in higher levels of retention of assembled IL-12 in tumor-bearing mice versus single-targeted or untargeted combinations of the subunits. We then tested this approach by evaluating IFN-g, a pharmacodynamic measure of IL-12 activity, in a mouse model. As shown in the figure below, this approach showed that sequential administration of the two subunits can achieve a similar pharmacodynamic response in an apparent dose-dependent manner.

Sequential Administration of Split IL-12 Subunits Resulted in Dose-Dependent PD Response in Peripheral Blood Mononuclear Cells Humanized Network of Cancer Genes Mouse Model

Serum IFN-γ (ng/ml)
50
40
30
20
10
0
****
****
**
****
vehicle
IL-12
Tumor-targeted IL-12 Subunits (Low dose)
Tumor-targeted IL-12 Subunits (High dose)
vehicle
Single chain IL-12
p40 Subunit
+
p35 subunit

1. Nguyen KG et. al. Cancer Immunotherapy. Front. Immunol. October 15 2020 11:575597.
2. Vecchio MD et. al. Clin Cancer Res August 15 2007 (13) (16) 4677-4685. 3.Strauss J et. al. Clin Cancer Res January 1 2019 (25) (1) 99-109.
3. Clinical activity based on third party data

We have generated several unique non-competitive antibodies against our TAA, allowing us to target both subunits to the antigen.

In our next phase of preclinical work, we sought to characterize the IL-12 subunits in mouse in order to select a candidate for each tumor-targeted subunit and delivery parameters to achieve optimal serum and tumor PK. Based on preclinical studies, we have (i) selected antibody formats for each subunit, (ii) determined the dosing order of the subunits and dosing interval between the subunits, and (iii) observed that the sequentially administered targeted split IL-12 subunits are functional when combined.

Current Status and Clinical Development Plan

Currently our tumor-targeted IL-12 program is advancing to candidate nomination. We plan to nominate a candidate for this program in 2024.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapid evolution of technologies, sharp competition and strong emphasis on intellectual property. Any product candidates that we successfully develop and products that we commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that our protein engineering capabilities, development experience and scientific knowledge provide us with competitive advantages. However, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions.

Many of our competitors, either independently or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than we are in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and achieving widespread market acceptance of approved products. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and clinical trial patient recruitment and acquiring intellectual property that may be complementary to, or necessary for, our programs. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our lead product candidate nemvaleukin, if approved, may face competition from other IL-2-based cancer therapies. For example, Proleukin® (aldesleukin), a synthetic protein similar to IL-2, is approved and marketed for the treatment of metastatic melanoma as well as metastatic RCC. In addition, we are aware of several companies that have IL-2-based programs in development for the treatment of different cancers, including Anaveon AG, Ascendis, Inc., Cue Biopharma, Inc., Cullinan Oncology Inc., Medicenna Therapeutics Corp., Roche AG, Sanofi, Xilio Therapeutics Inc., and Werewolf Therapeutics Inc.

In addition to IL-2-based therapies, we may also face competition from other therapies targeting our current and future target indications for nemvaleukin. For example, we may face competition in melanoma from companies with approved and marketed therapies, and/or programs in development, including, but not limited to, Bristol-Myers Squibb Co., Iovance Biotherapeutics, Inc., Merck Inc., and Pfizer, Inc. In ovarian cancer, we may face competition from companies with approved and marketed therapies, and/or programs in development including, but not limited to, Immunogen Inc., Merck, Inc., and Daiichi Sankyo Company, Limited.

With respect to our IL-18 program, while there are no approved IL-18 therapies currently on the market for the treatment of cancer, we are aware of several other companies that have IL-18-based cancer therapies that are in development, including, but not limited to, Bright Peak Therapeutics, Inc., and Simcha Therapeutics, Inc. Additionally, in December 2023, Gilead Sciences, Inc. and Compugen Ltd. announced a licensing agreement for the development and commercialization of a pre-clinical program targeting IL-18 binding protein.

With respect to our IL-12 program, while there are no approved IL-12 therapies currently on the market for the treatment of cancer, we are aware of several other companies that have modified IL-12 or intra-tumoral IL-12 delivery programs in development for the treatment of cancer, including, but not limited to, Amunix, Inc., a subsidiary of Sanofi, Cullinan Oncology Inc., DragonFly Therapeutics, Inc., Moderna Inc., Merck KGaA, Werewolf Therapeutics Inc., Xencor, Inc. and Xilio Therapeutics, Inc.

License Agreements

We and the Former Parent entered into a separation agreement, dated November 13, 2023, in connection with our Separation from the Former Parent, which contained intellectual property licenses pursuant to which each party granted a license to certain intellectual property and/or technologies to the other company. Under the terms of the separation agreement, the Former Parent granted us a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to intellectual property controlled by the Former Parent as of the distribution date to allow us to use such intellectual property for the oncology business, and we granted the Former Parent a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to intellectual property transferred to us as part of the Separation for use outside of the oncology business.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, substantially on third parties for the manufacture of our product candidates for preclinical and clinical development and expect to continue to rely on third parties for commercial manufacturing of any of our products that receive marketing approval. For example, we have entered into certain agreements with external partners in the U.S. and China for the manufacture of preclinical and clinical product candidates. We require all third-party manufacturing facilities that we engage to attest that all materials manufactured for human use are manufactured in accordance with current Good Manufacturing Practices (“cGMP”) requirements. We believe that we will be able to maintain and/or continue to negotiate third-party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to obtain internal manufacturing capabilities to develop or, if approved, commercialize our products. Nonetheless, we may experience unanticipated difficulties in maintaining or negotiating such arrangements with third parties. In addition, we may experience challenges related to the quality, quantity and timeliness of the supply of our preclinical, clinical or future commercial requirements due to our reliance on third-party manufacturers and circumstances that may be outside of our control.

Intellectual Property

All intellectual property relating to the oncology business was assigned to us under the terms of the separation agreement and we own the patents and patent applications described below.

Our intellectual property is critical to our business and we strive to protect it, including by seeking to obtain and maintain patent protection in the U.S. and internationally to cover our product candidates and potential future products, their respective methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets and proprietary know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Our oncology patent portfolio includes patents and patent applications with composition of matter and method of use claims with respect to our product candidates, nemvaleukin, IL-18 and IL-12. In general, for our product candidates, we will initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we seek to identify additional opportunities for obtaining patent protection that has potential to enhance commercial success, including through additional methods of use, processes for manufacture, formulation and dosing regimen-related claims.

Our commercial success will depend in part on our ability to obtain and maintain proprietary protection for our current and future products and product candidates, novel discoveries, product development technologies, trade secrets, and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and non-U.S. patents and patent applications related to technology, inventions and improvements that are important to the development and implementation of our business. We also rely, or may rely in the future, on trademarks, trade secrets, copyright protection, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position. For the product candidates we develop and plan to commercialize if approved, as a normal course of business, we have been granted and intend to continue to pursue composition and method of manufacture and use patents, including therapeutic use patents, as well as patents related to novel indications for our products and product candidates. We also have obtained and will continue to seek patent protection with respect to novel discoveries. We have also sought and plan to continue to seek patent protection, either alone or jointly with our collaborators or other third parties, as our relevant agreements may dictate.

In some instances, we submit patent applications directly with the U.S. Patent and Trademark Office (“USPTO”) as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing option in the U.S. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, and obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage or at all.

We file U.S. non-provisional applications and non-U.S. applications in other territories (including via the Patent Cooperation Treaty (“PCT”)), that claim the benefit of the priority date of earlier filed provisional applications, when applicable, under the Paris Convention. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and designation of up to 153 PCT member states in which national patent applications can later be pursued based on the patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in non-U.S. countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.

For all patent applications, we determine our claiming strategy on a case-by-case basis, considering advice of counsel and our business strategy and needs. We file patent applications containing claims for protection of all applications of our proprietary technologies and products that we believe to be useful, as well as new applications and/or uses we discover for existing technologies and products that we believe may have strategic value. We continuously reassess the number and type of patent applications, as well as existing patent claims, to ensure that maximum coverage and value are sought for our processes and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution, or new applications may be filed, to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention and the ability to satisfy the enablement requirement of the patent laws. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our current and future product candidates or future products. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Our oncology portfolio of patents and patent applications comprises three distinct portfolios related to nemvaleukin, IL-18 and IL-12, which include patents and patent applications that are in various stages of the patent application filing and examination process in various jurisdictions worldwide and include claims to our product candidates. Our patents and patent applications related to nemvaleukin include:

•
five issued patents in the U.S.;
•
nine pending U.S. non-provisional patent applications;
•
ten patent applications filed under the PCT and three Taiwan patent applications; and
•
120 pending patent applications based on the corresponding PCT, including pending applications in Australia, New Zealand, Brazil, Canada, China, Hong Kong, the European Patent Office, Eurasia, India, Israel, Japan, Republic of Korea, Mexico, Singapore, and South Africa.

The issued U.S. patents, and the U.S. patent applications referenced above, if issued as patents, are expected to expire on various dates from 2033 through to 2041, in each case without taking into account any possible extension of patent term that may be available.

We have a pending U.S. non-provisional patent application and PCT application related to IL-18. We intend to file national phase applications before the applicable deadlines. The pending U.S. non-provisional patent application, if issued as a patent, is expected to expire in 2043, without taking into account any possible extension of patent term that may be available.

Our patent applications related to IL-12 include a pending U.S. non-provisional application and patent applications based on the corresponding PCT application, including pending applications in Australia, Brazil, Canada, China, Eurasia, the European Patent Office, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Singapore, and South Africa. The pending U.S. non-provisional patent application, if issued as a patent, is expected to expire in 2042, without taking into account any possible extension of patent term that may be available.

Our patent portfolio for each of our product candidates is summarized in further detail below.

Nemvaleukin

We have 10 patent families related to nemvaleukin. One of the families includes two issued U.S. patents and two issued European patents with composition of matter claims directed to nemvaleukin, and a pending patent application in the U.S. that claims compositions of matter of nemvaleukin. The 20-year term for patents in this family runs through 2033, excluding any extension of patent term that may be available.

A second patent family has an issued U.S. patent directed to methods of treating cancer via subcutaneous dosing regimens of nemvaleukin alone or in combination with other therapeutic agents, and pending patent applications in the U.S., Australia, New Zealand, Brazil, Canada, China, Hong Kong, the European Patent Office, Eurasia, India, Israel, Japan, Republic of Korea, Mexico, Singapore, and South Africa. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available.

A third patent family has an issued U.S. patent directed to methods of treating cancer with nemvaleukin in combination with a PD-1 inhibitor, and pending patent applications in the U.S., Australia, New Zealand, Brazil, Canada, China, Hong Kong, the European Patent Office, Eurasia, India, Israel, Japan, Republic of Korea, Mexico, Singapore, and South Africa. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available.

The additional patent families include pending U.S. non-provisional applications and corresponding applications filed under the PCT to various nemvaleukin intravenous dosing regimens and combination therapies, combination therapies with TKIs, manufacturing processes and intravenous and subcutaneous formulations. Patent applications based on the corresponding PCT applications are filed in Australia, New Zealand, Brazil, Canada, China, Hong Kong, the European Patent Office, Eurasia, India, Israel, Japan, Republic of Korea, Mexico, Singapore, and South Africa. The 20-year term for patents in these families, if issued, runs from 2040 to 2043, excluding any extension of patent term that may be available.

IL-18

We have a pending U.S. non-provisional application directed at IL-18 composition of matter and a pending PCT application. This pending U.S. non-provisional application, if issued as a patent, is expected to expire in 2043, without taking into account any possible extension of patent term that may be available. We intend to file national phase applications in various non-U.S. jurisdictions based on the PCT application before applicable deadlines.

IL-12

We have a pending U.S. non-provisional application and national phase applications based on the corresponding PCT application to compositions of self-assembling tumor targeted split IL-12 subunits. The national phase applications are filed in Australia, Brazil, Canada, China, the European Patent Office, Eurasia, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Singapore, and South Africa. The pending U.S. non-provisional application, if issued as a patent, is expected to expire in 2042, without taking into account any possible extension of patent term that may be available.

Patent Term and Extensions

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to compensate a patentee for administrative delays by the USPTO in examining and granting a patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for extension of patent term when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the extension of patent term is related to the length of time the drug is under regulatory review while the patent is in force.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”), permits an extension of patent term of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. We will, in general, pursue available extension of patent terms in the U.S. and in non-U.S. jurisdictions that provide for extension of patent terms, however, there is no guarantee that the applicable authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

Trademarks, Trade Secrets and Know-How

In connection with the ongoing development of our product candidates in the U.S. and various international jurisdictions, we seek to create protection for our marks and enhance their value by pursuing trademarks where available and when appropriate.

In addition to patent and trademark protection, we rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our partners, collaborators, employees and consultants and contractors, as well as invention assignment agreements with our employees and selected consultants. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary intellectual property of third parties to develop, manufacture and commercialize specific aspects of our future products and services. It is uncertain whether the issuance of any third-party patent would require us to alter our development or future commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have a material adverse impact on us. If third parties file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

For more information regarding risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

In the U.S., biological products are subject to regulation by the FDA under the U.S. Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and the Public Health Service Act (“PHS Act”), and under other U.S. federal, state and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, quality control, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, post-approval monitoring and reporting, advertising and promotion, export and import of biological products. FDA clearance of an IND must be obtained before clinical testing of a biological product candidate in the U.S., and FDA approval of a BLA must be obtained before marketing of a biological product in the U.S. Similar laws and regulations are in place outside the U.S. The process of obtaining regulatory approvals and the subsequent compliance with appropriate U.S. federal, state, local and non-U.S. statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be licensed for marketing in the U.S. generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to good laboratory practice (“GLP”), and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
designation of a clinical protocol and submission to the FDA of an IND, which must receive FDA clearance before human clinical studies may begin;
•
approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
•
manufacture of drug substance and drug product in accordance with applicable regulations, including manufacturing activities performed in accordance with cGMP requirements;
•
performance of adequate and well-controlled human clinical studies according to the FDA’s regulations commonly referred to as good clinical practices (“GCP”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the biological product candidate for its intended use;

•
submission to the FDA of a BLA for marketing approval that includes evidence of safety, purity, and potency from results of nonclinical testing and clinical studies;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•
potential FDA inspection of the company and its third-party vendors and the nonclinical and clinical study sites that generated the data in support of the BLA to assure compliance with GCP and the integrity of the clinical data submitted in support of the BLA; and
•
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee.

Before testing any biological product candidate in humans, the product candidate is evaluated in preclinical tests, also referred to as nonclinical studies, that include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with applicable U.S. federal regulations and requirements including GLP.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a full or partial clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A full clinical hold will suspend the full study while a partial clinical hold would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. The FDA may also impose clinical holds on an IND or a clinical trial at any time before or during clinical trials due to safety concerns or non-compliance issues. If the FDA imposes a clinical hold, clinical trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical trials generally involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s GCP regulations, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers factors such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each study subject or his or her legal representative and must monitor the clinical trial until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.
•
Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information are collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness and safety of the product for its intended use, establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as post-marketing studies or Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

In March 2022, the FDA released a final guidance titled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial data as support for an IND or application for marketing approval. Specifically, the trials must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee (“IEC”), and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual reports detailing the progress and results of preclinical studies and clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor receives the safety information and determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before licensure and commercial marketing of the biological product may begin. The BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the biological product candidate to the satisfaction of the FDA. The FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This assessment is informed by the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

The fee required for the submission of a BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for federal fiscal year 2024, this application fee is approximately $4,048,695), and the sponsor of an approved BLA is also subject to an annual program fee, currently set at $416,734 per eligible prescription drug product for federal fiscal year 2024. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, including where the applicant is a small business submitting its first human therapeutic application for review.

In addition, under the Pediatric Research Equity Act, as amended (“PREA”), a BLA and certain supplements to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor that is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“iPSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The FDA and the sponsor must reach an agreement on the iPSP and any amendments to the iPSP. The FDA may grant deferrals of required pediatric assessments or reports or full or partial waivers. Unless otherwise required, PREA does not apply to any biological product for an indication for which orphan designation has been granted. For example, a sponsor who is planning to submit an original application for a new active ingredient that is subject to the molecularly targeted cancer drug provision of PREA (i.e., where the drug that is the subject of the application is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer) is also required to submit an iPSP, regardless of whether the drug is for an indication for which orphan designation has been granted.

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”), is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS and the FDA will not approve the BLA without a REMS.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assess whether the clinical studies were conducted in compliance with GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval in its discretion. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than the sponsor. If the agency decides not to approve a BLA in its submitted form, the FDA will issue a complete response letter (“CRL”) that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor (e.g., requiring labeling changes) or major (e.g., requiring additional clinical studies). Additionally, the CRL may include recommended actions that the applicant might take to place the application in a condition for approval. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing.

If a product receives regulatory approval, an approval letter authorizes licensure and commercial marketing of the biological product with specific prescribing information for specific indications. The approval may be significantly limited to specific conditions of use, or the FDA may require that certain contraindications, warnings or precautions be included in the product labeling, which could restrict the commercial value of the product. The FDA may impose conditions on product distribution, prescribing, or dispensing in the form of a REMS, or may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical studies, designed to further assess a biological product’s safety and effectiveness, or surveillance programs to monitor the safety of an approved product.

One of the performance goals agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”) is to review 90% of standard BLAs within 10 months of the 60-day filing date and 90% of priority BLAs within six months of the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

U.S. Orphan Drug Designation

Under the Orphan Drug Act of 1983, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan designation to a drug or biological product, the FDA publicly discloses the orphan designation. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than its orphan designation, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union (“EU”) has similar, but not identical, benefits.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

U.S. Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the development and review of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for FTD if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. FTD applies to both the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product. One of the benefits of FTD is that the sponsor can submit completed sections of its BLA on a rolling basis for review by FDA rather than waiting until every section of the BLA is completed before the entire application can be reviewed, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

In addition, a product intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies may be eligible for Breakthrough Therapy designation. A product designated as a Breakthrough Therapy is eligible for all the benefits of the Fast Track program, as well as an organizational commitment by the FDA to involve senior management at the agency to provide timely advice to help the sponsor design and conduct an efficient development program.

Any product—including a product candidate that has received Fast Track and/or Breakthrough Therapy designation—may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product may be eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or if the product represents a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval if it treats a serious or life-threatening illness and has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit or on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies, and, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”) the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Maintaining compliance with applicable U.S. federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP. We will rely on third parties for the production of clinical and future commercial quantities of any future products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products, and those supplying products, ingredients, and components of them, are generally required to comply with cGMP requirements and register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Other post-approval requirements applicable to biological products include adverse event reporting, submitting annual reports and maintaining certain records. New safety or effectiveness data that emerge after approval may require changes to a product’s approved labeling, including the addition of new warnings and contraindications or implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess a newly discovered safety issue.

We also must comply with the FDA’s and other jurisdictions’ advertising and promotion regulations and rules, such as those related to direct-to-consumer advertising and promotion to healthcare professionals. Although physicians may prescribe a product for uses that are not in the product’s FDA-approved prescribing information, manufacturers may not market or promote such unapproved uses. In addition, promotional materials for an FDA-approved product must be submitted to the FDA at the time of their first use.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. Consequences could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with healthcare professionals, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited extension of patent term under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of product approval. The USPTO, in consultation with the FDA, reviews and approves the application for any extension of patent term or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant BLA.

A biological product may also be eligible to obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, runs from the end of other regulatory exclusivity protection and may be granted based on the voluntary completion of a pediatric study that fairly responds to an FDA-issued “Written Request” for such a study.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), created an abbreviated approval pathway for biological products shown to be biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, a reference biological product is granted twelve years of exclusivity from the date of first licensure of the reference product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the reference biological product was approved in the U.S.; however, date of first licensure does not include the date of licensure of (and therefore, a new period of exclusivity is not available for) a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

Healthcare and Privacy Laws

In addition to restrictions on marketing of pharmaceutical products, several other types of U.S. state/federal laws and trade association membership codes of conduct have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include Anti-Kickback and false claims statutes. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity need not have actual knowledge of the U.S. federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from U.S. federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging healthcare professionals or patients as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.

The U.S. federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the U.S. federal government alleging violations of the False Claims Act and to share in any monetary recovery. In recent years, certain pharmaceutical and other healthcare companies have faced enforcement actions under the U.S. federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill U.S. federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. U.S. federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the Affordable Care Act amended U.S. federal law to provide that the government, or a “whistleblower” bringing an action on behalf of the government, may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback statute constitutes a false or fraudulent claim for purposes of the U.S. federal civil False Claims Act. In addition to the civil False Claims Act, there is a U.S. federal criminal statute that prohibits making or presenting a false or fictitious or fraudulent claim to the U.S. federal government.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), also created several new U.S. federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to physicians, physician assistants, advanced practice nurses and teaching hospitals, including physician ownership and investment interests, and public reporting of such data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. A number of other countries, states and municipalities have also implemented additional payment tracking and reporting requirements, which if not done correctly may result in additional penalties.

In addition, the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity. In many other countries, healthcare professionals who prescribe pharmaceuticals are employed by government entities, and the purchasers of pharmaceuticals are government entities. Our dealings with these prescribers and purchasers may be subject to the FCPA.

Other countries, including a number of EU member states, have laws of similar application, including anti-bribery or anti-corruption laws such as the United Kingdom Bribery Act 2010 (the “UK Bribery Act”). The UK Bribery Act prohibits giving, offering, or promising bribes to any person, as well as requesting, agreeing to receive, or accepting bribes from any person. Under the UK Bribery Act, a company that carries on a business or part of a business in the United Kingdom (“UK”) may be held liable for bribes given, offered or promised to any person in any country by employees or other persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability under the UK Bribery Act is strict, but a defense of having in place adequate procedures designed to prevent bribery is available.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the U.S. federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing U.S. federal civil actions. In California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020 and was amended effective January 1, 2023, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. Other states, including Virginia (effective January 1, 2023), Colorado (effective July 1, 2023), Connecticut (effective July 1, 2023), and Utah (effective December 31, 2023) have passed privacy legislation and more states may do so in the future, including Iowa, where the Iowa state legislature passed a comprehensive privacy legislation on March 15, 2023. State and non-U.S. laws, including for example the EU General Data Protection Regulation, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The majority of states also have statutes or regulations similar to the U.S. federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states, to report gifts and payments to individual health care providers in those states, marketing expenditures, and drug pricing information. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Certain state and local laws require the registration of pharmaceutical sales representatives.

Because of the breadth of these various healthcare and privacy laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition and results of operations. In the event governmental authorities conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare and privacy laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and imprisonment, as well as the potential curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert the attention of our management from operating our business.

Government Regulation Outside of the U.S.

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application (“CTA”), much like the IND prior to the commencement of human clinical studies. In the EU, for example, a CTA must be submitted for each clinical trial to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical study may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

The new Clinical Trials Regulation (Regulation (EU) No 536/2014) (the “Regulation”) in the EU replaced the previous Clinical Trials Directive 2001/20/EC on 31 January 2022 and overhauled the system of approvals for clinical trials in the EU. The transitory provisions of the new Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation. Specifically, the new Regulation, which is directly applicable in all Member States (meaning that no national implementing legislation in each Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of CTAs.

To obtain regulatory approval of a product under the EU regulatory systems, we must submit a marketing authorization application. A centralized marketing authorization is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and is valid throughout the EU, and in the additional Member States of the European Economic Area (Norway, Iceland and Liechtenstein). The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of human immunodeficiency virus/acquired immunodeficiency syndrome, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. The EU also provides opportunities for data and market exclusivity. Upon receiving a marketing authorization in the EU, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity (and the grant of the relevant generic or biosimilar marketing authorization). The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan product if its sponsor can establish that (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication during which time no “similar medicinal product” for the same indication may be placed on the market, subject to certain limited exceptions. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for a marketing authorization. Orphan designation itself does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the EU, the advertising and promotion of our products will also be subject to EU Member States’ laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, as well as other EU Member State legislation that may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s approved labeling. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict communications concerning the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with healthcare professionals.

The national laws of certain EU Member States require payments made to physicians by qualifying pharmaceutical companies to be publicly disclosed. In addition, agreements with physicians must often be submitted for prior notification and approval by the physician’s employer, the competent professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States.

The above-mentioned EU rules are also generally applicable in the additional countries of the European Economic Area (Liechtenstein, Iceland and Norway).

The UK left the EU on January 31, 2020 and the UK and the EU concluded a trade and cooperation agreement (the “TCA”) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland for the time being). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. The extent to which the regulation of clinical trials in the UK will mirror the new EU Clinical Trials Regulation in the long term is not yet certain, however, in March 2023 the Medicines and Healthcare products Regulatory Agency (“MHRA”) the UK’s medicines regulator, has published a detailed response to the consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation, which ran in early 2022. The MHRA has stated they will now take forward new legislation to update the UK clinical trials legislation in line with the detailed response to the consultation. The key purpose of the new legislation will be to provide a more flexible regime to make it easier to conduct trials in the UK, increase the transparency of clinical trials conducted in the UK and make trials more patient centered.

However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new framework which will be put in place by the MHRA, from January 1, 2024, the MHRA has stated that it will consider decisions on the approval of marketing authorizations from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization. On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK Government and the EU will enact legislative measures to bring it into law.

For other countries outside of the EU, such as countries in Eastern Europe, Central and South America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP, applicable regulatory requirements, and ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable non-U.S. regulatory requirements, we may be subject to, among other things, warning letters or untitled letters, injunctions, civil, administrative, or criminal penalties, monetary fines or imprisonment, suspension or withdrawal of regulatory approvals, suspension of ongoing clinical studies, refusal to approve pending applications or supplements to applications filed by us, suspension or the imposition of restrictions on operations, product recalls, the refusal to permit the import or export of our products or the seizure or detention of products.

Pricing, Coverage and Reimbursement

In the U.S. and markets in other countries, patients generally rely on third-party payers to reimburse all, or part, of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. If coverage and adequate reimbursement are not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a product price sufficient to realize a sufficient return on our investment.

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the U.S., the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payers tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. These third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety, efficacy, and overall value. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drug products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate systems under which products may be marketed only after a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of studies or analyses of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to set their own prices for medicines, but exert cost controls in other ways, including but not limited to, placing revenue caps on product sales, providing reimbursement for only a subset of eligible patients, mandating price negotiations after a set period, or mandating that prices not exceed an average basket of prices in other countries. The downward pressure on health care costs in general, particularly treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, European governments may periodically review and decrease prices based on factors, including but not limited to, years-on-market, price in other countries, competitive entry, new clinical data, lack of supporting clinical data, or other factors.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the emphasis on managed care in the U.S. has increased and we expect will continue to exert downward pressure on pharmaceutical pricing and reimbursement. Coverage policies, third-party reimbursement rates and pharmaceutical pricing regulations may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform and Pharmaceutical Price Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of drug and biologic products, limiting coverage and reimbursement for medical products and other changes to the healthcare system in the U.S.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which, among other things, included changes to the coverage and payment for pharmaceutical products under government healthcare programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID‑19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”), to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A number of other states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022 (“IRA”), which is discussed in more detail below, further delayed implementation of this rule to January 1, 2032.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (1) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (2) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars, and increase transparency; and (3) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 additional Part D drugs in 2027, 15 additional Part B or Part D drugs in 2028, and 20 additional Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part

D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual state legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require pharmaceutical manufacturers and other entities in the supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing which could negatively affect our business, financial condition, results of operations and prospects. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Human Capital Resources

As of March 1, 2024, we had 117 full-time employees and no part-time employees and approximately 34 of our employees hold M.D. or Ph.D. degrees. Approximately 90 employees were in our discovery research and drug development organizations and approximately 27 were in general and administrative functions. None of our employees are expected to be subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

Our Corporate Information

We are an Irish incorporated public limited company, which was established as a shelf company in May 2017 as a private company limited by shares and was de-shelved to hold Alkermes’ oncology business in connection with our Separation from Alkermes. On August 21, 2023, we altered our legal status under Irish law to that of a public limited company by re-registering it as a public limited company and changing our name to Mural Oncology plc. Prior to our Separation from Alkermes, the oncology business was held and conducted within Alkermes. Our U.S. operations are conducted by our wholly-owned subsidiary Mural Oncology, Inc., a Delaware corporation.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information are available on the SEC’s website, https://www.sec.gov.

Financial and other information about us is available on our website (www.muraloncology.com). The information on our website, or that may be accessed by links on our website, is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. We make available on our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Copies are available in print to any shareholder upon request in writing to Attention: Investor Relations, Mural Oncology plc, 852 Winter Street, Waltham, MA 02451.

Item 1A. Risk Factors.

You should consider carefully the following risks and uncertainties, together with all the other information contained in this Annual Report, including our consolidated financial statements and notes thereto, when evaluating our ordinary shares. The impact from these risks and uncertainties may be materially adverse to our business, prospects, financial condition and results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially harm our business, prospects, financial condition and results of operations. As a result, the trading price of our ordinary shares could decline, which could decrease the value of our ordinary shares that you hold.

Risks Related to Our Financial Position and Capital Needs

Because we have a very limited operating history as a standalone company, valuing our business and predicting our prospects is challenging.

Historically and through the date of our Separation from Alkermes plc (the “Former Parent” or “Alkermes”), our business was conducted by the Former Parent. As a result, we have a very limited operating history as a standalone company. We are developing a pipeline of immunotherapies that may meaningfully improve the lives of patients with cancer and have progressed our lead product candidate, nemvaleukin alfa (“nemvaleukin”), into potentially registrational clinical trials. The conduct of our business by the Former Parent prior to the Separation and our operations to date have focused primarily on organizing and staffing our company, business planning, identifying potential product candidates, and conducting clinical trials and preclinical studies for our product candidates. We have not yet demonstrated an independent ability to successfully complete any registrational clinical trials, obtain regulatory approvals, manufacture a clinical- or commercial-scale product, or conduct the sales and marketing activities necessary for successful product commercialization. Following the Separation, the Former Parent will continue to provide some of these functions to us for a specified time period, as described in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements included elsewhere in this Annual Report. We have made and will need to continue to make investments to replicate or outsource from other providers certain manufacturing facilities, systems, infrastructure and personnel to which we no longer have access following our Separation from the Former Parent. Any initiatives to develop an independent ability to operate without access to the Former Parent’s existing operational and administrative infrastructure will include implementation costs. We may not be able to operate our business efficiently or at comparable costs to our pre-Separation operations. Consequently, any predictions made about our future success or viability in the development and commercialization of biopharmaceutical products may not be as accurate as they could have been if we had a history of successfully developing and commercializing biopharmaceutical products. We expect our operating and financial results to be subject to frequent fluctuations. We expect to encounter challenges frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully navigate such challenges independently. If we do not address the challenges we face successfully, our business, prospects, financial condition and results of operations may be materially harmed.

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
•
establish clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
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

Our business has incurred operating losses to date due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations and we have not yet generated any revenue as a standalone company, nor did our business when operated by the Former Parent generate any revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue from product sales. Our net losses for the years ended December 31, 2023 and 2022 were $207.4 million and $189.8 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as our product candidates advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as an independent public company. If we obtain marketing and regulatory approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

As of December 31, 2023, our cash and cash equivalents were $270.9 million. Our management believes that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the fourth quarter of 2025.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. We may raise additional funds through public or private equity financings, debt financings, collaborative arrangements, licensing arrangements or other sources. Volatility in the financial markets due to unfavorable global economic conditions, including disruptions in the banking industry and inflationary pressures, has generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders, and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. Debt financing, if available, may involve covenants that could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back, or eliminate expenditures for some of our development programs, including restructuring our operations, refinancing or restructuring our debt, or granting rights to third parties to develop and market product candidates that we would otherwise prefer to internally develop and market. If we grant such rights, the ultimate value of these product candidates to us may be reduced. Regardless of the terms of any debt or equity financings we may enter into, our agreements and obligations under the tax matters agreement with the Former Parent may limit our ability to issue ordinary shares to raise capital during the four-year period beginning two years before and ending two years after the Distribution by the Former Parent of our ordinary shares to the Former Parent’s shareholders. For more information, see “—Risks Related to the Separation and the Distribution” in this Annual Report.

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

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

In addition, one or more of our vendors, third-party manufacturers, or other business partners could be adversely affected by any of the liquidity or other risks that are described above, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any business partner bankruptcy or insolvency, or any breach or default by a business partner, or the loss of any significant supplier relationships, could result in material adverse impacts on our current and/or projected business operations and financial condition.

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
•
we may experience manufacturing delays, and any changes to manufacturing processes or third-party contractors that may be necessary or desired could result in other delays;
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
•
we may elect to, or regional regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical trials for various other reasons, including noncompliance with regulatory requirements; and
•
regulators may revise the requirements, timelines or pathways for approval of our product candidates, or such requirements, timelines or pathways may not be as we anticipate.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such clinical trials are being conducted, or the FDA, EMA or comparable regulatory authorities, or recommended for suspension or termination by the Independent Data Monitoring Committee for such clinical trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA, EMA or comparable non-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or changes in treatment standards that could impact the relevance of our clinical trial. Clinical trials of any product candidates may fail to show acceptable safety or efficacy or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or comparable non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. Regulatory authorities also may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials, including if subsequent changes in standard of care impact the appropriateness of the design of our clinical trials.

In addition, conducting clinical trials in non-U.S. countries, as we may do for our product candidates, may present additional risks that may delay completion of our clinical trials. These potential risks include the failure of enrolled patients in non-U.S. countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with non-U.S. regulatory schemes, as well as political and economic risks relevant to such non-U.S. countries. Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. However, it is uncertain as to whether the regulation will achieve those goals and as to how it will be interpreted and implemented.

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

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a Risk Evaluation and Mitigation Strategy (“REMS”). In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug. This matter is now before the U.S. Supreme Court.

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

Our preclinical studies or early clinical trials of our product candidates, whether conducted by us or third parties, may not necessarily be predictive of the results of later clinical trials that we conduct. Similarly, even if we are able to complete our planned clinical trials of our product candidates, positive results from such clinical trials may not be replicated in our subsequent preclinical studies or clinical trials or in real-world results. For example, our results in our ARTISTRY-1 trial are not necessarily indicative of results we may achieve in our ARTISTRY-6 and ARTISTRY-7 trials. We additionally intend to pursue development of nemvaleukin for other indications or with different dosing regimens, and results from our trials to date are not necessarily predictive of results in those potential future trials.

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

Prior to seeking accelerated approval of any of our product candidates, we would expect to seek feedback from the FDA and to otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue accelerated approval or any other form of expedited development, review or approval or that we will continue to pursue or apply for accelerated approval even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA could also require us to conduct further studies prior to considering our application or granting approval of any type. Thus, even if we seek to utilize the accelerated approval pathway for nemvaleukin or other product candidates, we may not be able to obtain accelerated approval, and even if we do, that product may not experience a faster development or regulatory review or approval process. In addition, receiving accelerated approval does not assure the product’s accelerated approval will eventually be converted to a traditional approval.

We are conducting, and intend in the future to conduct, clinical trials for certain of our product candidates at sites outside the U.S. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the U.S. could subject us to additional delays and expense.

We are conducting, and intend in the future to conduct, our clinical trials globally, including at sites outside the U.S. For example, we currently conduct or plan to conduct clinical trials in Canada, Australia, South Korea, Poland, Spain, Taiwan, the United Kingdom (“UK”), Italy, Austria, Israel, Singapore, Germany, Belgium, Lithuania, the Czech Republic, Norway, Denmark, and France. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to certain conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study satisfies certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the U.S. In addition, while these clinical trials are subject to applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from clinical trials conducted outside of the U.S. If the FDA does not accept the data from any trial that we conduct outside the U.S., it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

Side effects, serious adverse events, or other undesirable properties could arise from the use of our product candidates and, in turn, could delay or halt clinical trials, delay or prevent regulatory approval, result in a restrictive label for our products, if approved, or result in significant negative consequences following any marketing approval.

Undesirable side effects or serious adverse events caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a restrictive label for any approved products or the delay or denial of regulatory approval by the FDA or other comparable non-U.S. regulatory authorities.

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
•
regulatory authorities may require additional warnings on the label or a REMS that could diminish the usage or otherwise limit the commercial success of such product;
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

The FDA’s approval of a BLA is not guaranteed, and the review and approval process is expensive, uncertain and may take several years. The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage.

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

Our applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•
the FDA, EMA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective or have undesirable or unintended adverse events, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
we may be unable to demonstrate to the FDA, EMA or other comparable foreign regulatory authorities that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;
•
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval.

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

We also face risks related to our reliance on our current and any future third-party manufacturers. For example, we and our third-party manufacturers are subject to significant regulation with respect to manufacturing our product candidates. All entities involved in the manufacturing of our biological product candidates for clinical trials and, if approved, for commercial sale, including any third-party manufacturers of any product candidates we may develop, are subject to extensive regulation, including that such product candidates must be manufactured in accordance with applicable current Good Manufacturing Practices (“cGMP”). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our third-party manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current good laboratory practices and cGMP regulations, as applicable. Our facilities and quality systems and the facilities and quality systems of our third-party manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidates we may develop or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. In addition, certain Chinese biotechnology companies and contract manufacturers that supply us with drug product may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

Currently, we depend on single source manufacturers for certain elements of the manufacturing processes for certain of our product candidates. We cannot ensure that these manufacturers will remain in business or have sufficient capacity or supply to meet our needs. If the third-party manufacturers on whom we rely have insufficient capacity or experience supply, labor or other interruptions, or experience manufacturing challenges related to quality, failure relating to materials, the supply and quality of active pharmaceutical ingredients and other product components and any potential shortage of raw materials, safety issues, utility or transportation disruptions or other site-specific incidents, environmental incidents, and others, our development and commercialization plans for our product candidates may be disrupted. Our use of single source manufacturers exposes us to several other risks, including price increases or manufacturing delays beyond our control. Moreover, reliance on third-party manufacturers generally entails risks to which we would not be subject if we manufactured the product candidates or components of the product candidates ourselves, including:

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

In addition, regulation is not static, and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our plans for product development, manufacture and/or commercialization. Additionally, changes in laws or regulations, particularly if there are changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, may require us to change our trial designs or conduct additional trials. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. The approval procedure and the time required to obtain approval also varies among countries. Regulatory authorities may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the FDA or other regulatory authorities may choose not to communicate with or update us during clinical testing and regulatory review periods and the ultimate decision by the FDA or other regulatory authorities regarding drug approval may not be consistent with prior communications.

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

Inadequate funding for the FDA, the Securities and Exchange Commission (the “SEC”) and other U.S. government agencies or the EMA or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and other regulators have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may result in events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Even if any of our product candidates receive regulatory approval from the FDA or other regulatory authorities, the approved label for the product may not be consistent with our initial expectations or commercial plans. For example, the FDA or other regulatory authorities may impose limitations on the clinical data that may be included in the label or grant narrower indications for use than we sought or add a limitation on us or may require us to engage in deferred pediatric studies where such studies may be required under the Pediatric Research Equity Act. The FDA or other regulatory authorities may also restrict the manner in which the product may be marketed, require labeling statements such as a boxed warning or contraindications, or impose additional post-approval requirements, such as a REMS, with which we would need to comply in order to maintain the approval of such product. Our business could be seriously harmed if we do not complete these post-approval requirements or if such post-approval requirements significantly restrict the marketing, sale or use of such product, impose costly requirements on our activities, or place us at a competitive disadvantage to other pharmaceutical and biotechnology companies.

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

The FDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product’s approved labelling, or in other jurisdictions for uses that differ from the labelling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labelling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We may seek certain designations for our product candidates, including Fast Track, Priority Review, and Breakthrough Therapy designations in the U.S., Innovative Licensing and Access Pathway in the UK, and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

In January 2023, the UK’s Medicines and Healthcare products Regulatory Agency (the “MHRA”) granted an Innovation Passport designation for nemvaleukin for the treatment of mucosal melanoma, under the UK’s Innovative Licensing and Access Pathway (the “ILAP”). The ILAP aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. To access the ILAP, an applicant applies for an Innovation Passport designation. Once an Innovation Passport designation is granted, the MHRA and its partner agencies (including The All Wales Therapeutics and Toxicology Centre, National Institute for Health and Care Excellence and the Scottish Medicines Consortium) work with the Innovation Passport designee to define a Target Development Profile (“TDP”). The TDP sets out a unique product-specific roadmap toward patient access in the UK, and provides access to a toolkit to support all stages of the design, development and approvals process, including continuous benefit-risk assessment, increased support for novel development approaches and enhanced patient engagement. Although the goal of the ILAP is to reduce the time to market and enable earlier patient access, access to the ILAP does not mean that the regulatory requirements are less stringent, nor does it ensure that a marketing authorization application will be approved within a particular timeframe or at all.

Finally, in the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The PRIME program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, the product candidate may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME designation, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a rapporteur of the Committee for Medicinal Products for Human Use to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court’s order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We have no history of commercializing products approved for marketing, and we have not yet implemented any commercialization operations. There can be no assurance that we will successfully establish our commercialization capabilities if any of our product candidates are approved.

We have never commercialized a product candidate and we currently have no sales, marketing or distribution capabilities. Historically and through the date of the Separation, our business was conducted by the Former Parent. Our operations to date have been limited to organizing and staffing our company, business planning, and undertaking preclinical studies and clinical trials of our product candidates. Establishing commercialization capabilities will require substantial investment of time and money and may divert significant management focus and resources. In addition, we would be competing with larger biopharmaceutical and biotechnology companies with established commercialization and marketing capabilities as we seek to recruit suitable personnel. Accordingly, there can be no assurance that our efforts to set up commercialization capabilities will be successful. We may pursue collaborative arrangements regarding the sales and marketing of our products, if approved, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. Further, if we enter into arrangements with third parties to perform sales and marketing services, our product revenues, if any, may be lower than if we were to market and sell any products that we develop ourselves. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and U.S. Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, the U.S. Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing U.S. federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or U.S. Congressional challenges in the future. It is unclear how such other challenges to repeal or replace the ACA or the health reform measures of the Biden Administration will impact the ACA or our business.

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

In addition, in October 2020, the U.S. Department of Health and Human Services (“HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of pharmaceutical and biotechnology companies of various sizes. Some of these competitive therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. For more information, see “Business—Competition” in this Annual Report.

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

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, a reference biological product is granted 12 years of non-patent exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. More recently, in October 2023, the FDA issued its first interchangeable exclusivity determination under the BPCIA.

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

Historically and through the date of the Separation, our business was conducted by the Former Parent. Following the Separation, we plan to continue to build our infrastructure and hire personnel necessary to execute our operational plans. We expect to rely especially heavily on third parties over the course of our clinical trials, and, as a result, may have limited control over the investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable non-U.S. regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable non-U.S. regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with investigational products produced under cGMP requirements and may require a large number of patients which may increase the costs and expenses related to our clinical development programs.

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

We intend to develop nemvaleukin, and likely other future product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, in ARTISTRY-7, an ongoing Phase 3 clinical trial, we are evaluating nemvaleukin in combination with pembrolizumab, an anti-programmed cell death 1 agent, for the treatment of PROC. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, when used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercial product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships for the supply of such third-party investigational or approved medicinal products, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, our plans to evaluate nemvaleukin in combination with other agents may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of nemvaleukin as a monotherapy in clinical trials. In addition, the FDA or comparable non-U.S. regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, or quality, and manufacturing and supply issues with respect to the third-party drug.

If we are able to obtain marketing approval, the FDA or comparable non-U.S. regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the third-party drug, this may require us to work with such third-party to satisfy such a requirement. We would also continue to be subject to the risks that the FDA or comparable non-U.S. regulatory authorities could revoke approval of the third-party drug used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with such drug. Similarly, if the third-party drugs we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable non-U.S. regulatory authorities may require us to conduct additional clinical trials to demonstrate the continued efficacy of the combination. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

Despite the measures we take to obtain and maintain our patents, we cannot guarantee that our product candidates or, if approved, the use of any such approved products, will not infringe third-party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that may be issued in the future.

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

Given that we are a new standalone public company with a developing reputation, during the course of any patent litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, programs, or intellectual property could be diminished. If such events were to occur, the market price of our ordinary shares may decline.

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
•
anti-corruption laws, including the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”);
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

Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, in a timely manner or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we intend to provide equity incentive awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams are at-will employees and may terminate their employment with us on short notice. Given the stage of our programs and our plans to expand operations, our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel across our organization.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, statutory or contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute and the U.S. federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section titled “Business – Government Regulation – Healthcare and Privacy Laws” in this Annual Report.

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

As of March 1, 2024, we had approximately 117 employees. We may experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Certain other U.S. state laws impose similar privacy obligations, and we also anticipate that more U.S. states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new U.S. federal and U.S. state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, in addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

In the absence of an adequacy decision, the most commonly used appropriate safeguard is the standard contractual clauses issued by the European Commission. On June 4, 2021, the European Commission issued new forms of standard contractual clauses (“SCCs”) for data transfers from controllers or processors in the EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The SCCs are a contract between a data exporter and a data importer where the parties agree to the provision of specific protections for personal data and the terms cannot generally be amended by the parties. As of December 27, 2022, the new SCCs must be used for all transfers outside of the EEA in place of the SCCs that were adopted previously under the EU Data Protection Directive. The UK is not subject to the European Commission’s new SCCs but has published the UK International Data Transfer Agreement (the “IDTA”) and International Data Transfer Addendum to the new SCCs (the “UK Addendum”), which provides modifications to the European Commission’s SCCs to enable transfers from the UK in compliance with UK GDPR. For new transfers, the IDTA or the UK Addendum needs to be in place. For any existing transfers relying on pre-Brexit EU SCCs, the IDTA or the UK Addendum must be in place for all transfers from the UK from March 21, 2024. In addition to SCCs, following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18, companies relying on SCCs to govern transfers of personal data to third countries (in particular the U.S.) need to perform a transfer impact assessment (“TIA”) to assess whether the data importer can ensure that personal data will be subject to an essentially equivalent level of protection as under the GDPR in the jurisdiction to which the data is imported. Where the TIA concludes that the level of protection will not be essentially equivalent, the data importer must consider whether it can implement additional guarantees to safeguard the personal data and ensure that the level of protection for the personal data is raised. The TIA includes assessing whether third-party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We are required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

Our computer systems, or those of our third-party collaborators, service providers, contractors or consultants, have in the past and may in the future suffer security breaches or fail, which may have a material adverse effect on our reputation, business, financial condition or results of operations.

Our computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants have in the past and may in the future suffer security breaches or fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience a material system failure, accident or security breach that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Further, it is possible that unauthorized access to our data may be obtained through inadequate use of security controls by suppliers or other vendors. We rely on such third parties to implement effective security measures and identify and correct any failures, deficiencies or breaches, and they may not always be successful in doing so. For example, we have been advised by one of our vendors that certain of our clinical data held by the vendor may have been accessed during a ransomware attack on the vendor’s systems.

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

We may not be able to achieve the full operational, financial and strategic benefits expected to result from the Separation, or such benefits may be delayed or not realized at all. The Separation is expected to provide the following benefits, among others: (i) allowing us to focus exclusively on our business and distinct needs from those of the Former Parent, and pursue our own operational and strategic priorities and respond to trends, developments and opportunities in our target markets; (ii) reduce competition for capital allocation and (iii) more direct potential access to the capital markets as a standalone company.

These anticipated benefits are based on a number of assumptions and uncertainties, which may prove to be incorrect or incomplete and we may not achieve these and other anticipated benefits for a variety of reasons. As a standalone company, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of the Former Parent; our business will be less diversified than the Former Parent’s business prior to completion of the Separation and the actions that have been required to separate the Former Parent’s and our respective businesses could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

As an independent, publicly traded company, we may not enjoy the same benefits that we did as a part of the business of the Former Parent.

As an integrated company with the Former Parent, we were able to use the Former Parent’s size and purchasing power in procuring various goods and services related to the manufacture of our product candidates and to share economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although the Former Parent will provide certain of these services for a specified time period pursuant to the transition services agreements we have entered into with the Former Parent this arrangement may not fully capture the benefits that have resulted from being integrated with the Former Parent and may result in us paying higher amounts than those allocated to us in the past for services provided on a centralized basis. As a separate, standalone company, we may be unable to obtain goods and services related to the manufacture of our product candidates at the prices and terms obtained prior to the Separation, which could impact our overall profitability. This could have an adverse effect on our financial condition, results of operations and cash flows following the completion of the Separation.

We have a very limited history of operating as a standalone company and we expect to incur increased administrative and other costs by virtue of our status as an independent public company. Our historical combined financial information included in this report is not necessarily representative of the results that we would have achieved for the periods presented and may achieve as a separate, publicly traded company and should not be relied upon as an indicator of our future results.

Historically and through the date of the Separation, our business was conducted by the Former Parent. Our historical information provided in this report refers to our business as operated by and integrated with the Former Parent prior to the Separation. Our historical combined financial information through the date of the Separation included in this report is derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, the historical combined financial information included in this report may not reflect the operating results, financial condition or cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or the financial results we will achieve in the future. In particular, our future financial results may vary from the historical combined financial information included in this report as a result of the following factors, among others:

•
our historical financial data reflects expense allocations for certain business and support functions that were provided on a centralized basis within the Former Parent, such as expenses for clinical and preclinical activities, manufacturing, research and development expenses not directly attributable to individual oncology programs and corporate administrative services, including senior management, information technology, legal, accounting and finance, human resources, facilities and other corporate services that may be lower than the comparable expenses we would have actually incurred, or will incur in the future, as a standalone company;
•
our capital structure will be different from that reflected in our historical combined financial statements for periods prior to the Separation;
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

Our financial condition and future results of operations will be different from results reflected in our historical financial statements included elsewhere in this report for periods prior to the Separation. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

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

Our agreements with the Former Parent may not reflect terms that would have resulted from negotiations with unaffiliated third parties.

The agreements related to the Separation, including, among others, the separation agreement, the transition services agreements, the tax matters agreement and the employee matters agreement were entered into in the context of the Separation while we were still controlled by the Former Parent. Prior to the Distribution, the Former Parent effectively had the sole and absolute discretion to determine and change the terms of the Separation and the Distribution, including the terms of any agreements between the Former Parent and us. As a result, our agreements with the Former Parent may not reflect terms that would have resulted from negotiations between unaffiliated third parties in an arms-length transaction. For a more detailed description, see Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Annual Report.

As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions.

We continue to install and implement information technology infrastructure to support our critical business functions, particularly in relation to areas outside the U.S., including collecting and storing proprietary and confidential data, including intellectual property, our proprietary business information, systems relating to accounting and reporting, manufacturing process control, inventory control and trial and research data. We may incur temporary interruptions in business operations if we cannot transition effectively from the Former Parent’s existing transactional and operational systems and data centers and the transition services that support these functions as we replace these systems. We may not be successful in effectively and efficiently implementing our new systems and transitioning our data, and we may incur substantially higher costs for implementation than currently anticipated. Our failure to avoid operational interruptions as we implement the new systems and replace the Former Parent’s information technology services, or our failure to implement the new systems and replace the Former Parent’s services effectively and efficiently, could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to operate our business effectively may suffer if we do not, quickly and cost effectively, establish our own administrative and support functions necessary to operate as a standalone public company.

In connection with the Separation, we are creating our own financial, administrative, corporate governance, and public company compliance and other support systems, including for the services the Former Parent had historically provided to us, or we expect to contract with third parties to replace the Former Parent’s systems that we are not establishing internally. We expect this process to be complex, time consuming and costly. In addition, we are also establishing or expanding our own tax, treasury, internal audit, investor relations, corporate governance, and publicly listed company compliance and other corporate functions. These corporate functions fall beyond the scope of the operational service domains formerly provided by the Former Parent and will require us to develop new standalone corporate functions. We may need to make significant investments to replicate, or will need to outsource from other providers, these corporate functions to replace these additional corporate services that the Former Parent historically provided to us prior to the Separation. The Former Parent may continue to provide support for certain of our business functions, including financial, corporate, administrative and other support systems, after the Separation for a limited period of time, pursuant to the transition services agreements and certain other agreements we entered into with the Former Parent. Any failure or significant downtime in our own financial, administrative or other support systems or in the Former Parent’s financial, administrative or other support systems during the transitional period in which the Former Parent provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and non-U.S. currency transactions, if required, or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

Further, as a standalone public company, we will incur significant legal, accounting and other expenses that we did not independently incur as part of the Former Parent. The provisions of the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq, have imposed various requirements on public companies. For example, the Sarbanes-Oxley Act requires, among other things, that we maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we and our management will have to perform system and process evaluation and testing of our and their internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

Although the Former Parent has historically tested its internal control over financial reporting on a regular basis, we have not previously done so as a standalone entity. Doing so for ourselves will require our management and other personnel to devote a substantial amount of time to establish these controls in order to comply with these requirements and will also increase our legal and financial compliance costs. In particular, compliance with Section 404 of the Sarbanes-Oxley Act will require a substantial accounting expense and significant management efforts. We cannot be certain at this time that all of our controls will be considered effective and our internal control over financial reporting may not satisfy the regulatory requirements when they become applicable to us.

The Former Parent may fail to perform under various transaction agreements that were executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the Separation, we and the Former Parent entered into a separation agreement and various other agreements, including transition services agreements, a tax matters agreement and an employee matters agreement. These agreements are discussed in greater detail in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Annual Report. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Separation. We will rely on the Former Parent to satisfy its performance and payment obligations under these agreements. If the Former Parent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services when the transaction or transitional agreements terminate, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services the Former Parent currently provides to us. We may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from the Former Parent’s systems to our systems. These systems and services may also be more expensive or less efficient than the systems and services the Former Parent is expected to provide during the transition period.

In connection with the separation, we have assumed and agreed to indemnify the Former Parent for certain liabilities. If we are required to make payments pursuant to these indemnities to the Former Parent, we may need to divert cash to meet those obligations and our financial results could be harmed.

Pursuant to the separation agreement and certain other agreements we entered into with the Former Parent, we have assumed and agreed to indemnify the Former Parent for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Annual Report. Payments pursuant to these indemnities may be significant and could harm our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Separation and the Distribution and certain related transactions. Third parties could also seek to hold us responsible for liabilities of the Former Parent’s business. The Former Parent has agreed to indemnify us for liabilities of the Former Parent’s business, but such indemnity from the Former Parent may not be sufficient to protect us against the full amount of such liabilities, and the Former Parent may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from the Former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, pursuant to the separation agreement and certain other agreements we entered into with the Former Parent, we have agreed to undertake certain obligations for the benefit of the Former Parent and its former employees who became employees of ours following the Separation. If we fail to comply with such obligations, we may be liable to the Former Parent. Each of these risks could harm our business, prospects, financial condition and results of operations.

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

Risks Related to Tax Matters

If the Separation and the Distribution from the Former Parent, in relevant part and together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes, certain U.S. subsidiaries of the Former Parent and the Former Parent’s shareholders could be subject to significant tax liabilities, and we could be required to indemnify the Former Parent or its subsidiaries for material taxes pursuant to indemnification obligations under the tax matters agreement which we entered into with the Former Parent in connection with the Separation.

It was a condition to the Distribution that the Former Parent receive a private letter ruling from the Internal Revenue Service (the “IRS”) and an opinion from Goodwin Procter LLP, together confirming that the Separation and the Distribution, in relevant part and together with certain related transactions, subject to certain caveats, are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”), except for cash received in lieu of fractional ordinary shares. The Former Parent has received a favorable private letter ruling from the IRS addressing the qualification of the Distribution under Section 355 of the Code. However, the private letter ruling does not address all of the issues that are relevant to determining whether the Separation and the Distribution, in relevant part and together with certain related transactions, qualify as transactions that are tax-free for U.S. federal income tax purposes. The IRS private letter ruling and the opinion of Goodwin Proctor LLP are based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings from the Former Parent and us (including those relating to the past and future conduct of the Former Parent and us) and are subject to certain caveats. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or the Former Parent breach any of our respective covenants relating to the Separation, the IRS private letter ruling and any tax opinion may be invalid. Accordingly, notwithstanding receipt of the IRS private letter ruling and an opinion of Goodwin Procter LLP, the IRS could determine that the Separation and the Distribution, in relevant part and together with certain related transactions, should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for such IRS private letter ruling or on which any such opinion was based are false or have been violated. In addition, an opinion of Goodwin Procter LLP represents the judgment of Goodwin Procter LLP, which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by the Former Parent of the tax opinion and the IRS private letter ruling referred to above, the IRS could assert that the Separation and the Distribution and certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes.

If the Separation and the Distribution, in relevant part and together with certain related transactions, fail to qualify as transactions that are tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, certain U.S. subsidiaries of the Former Parent would recognize taxable gain and the Former Parent’s shareholders who receive our ordinary shares in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

In connection with the Distribution, we and the Former Parent entered into a tax matters agreement pursuant to which we are responsible for certain liabilities and obligations following the Distribution. In general, under the terms of the tax matters agreement, if the Separation and the Distribution, in relevant part and together with certain related transactions, fail to qualify as transactions that are tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, and if and to the extent that such failure results from certain actions, omissions or failures to act by the Former Parent, including a prohibited change of control in the Former Parent under Section 355(e) of the Code or an acquisition of the Former Parent’s shares or assets, then the Former Parent will bear any resulting taxes, interest, penalties and other costs. If and to the extent that such failure results from certain actions, omissions or failures to act by us, including a prohibited change of control in Mural under Section 355(e) of the Code or an acquisition of our shares or assets, then we will indemnify the Former Parent for any resulting taxes, interest, penalties and other costs. If such failure does not result from a prohibited change of control in the Former Parent or Mural under Section 355(e) of the Code and both we and the Former Parent are responsible for such failure, liability will be shared according to relative fault. If neither we nor the Former Parent is responsible for such failure, the Former Parent will bear any resulting taxes, interest, penalties and other costs. Our indemnification obligations to the Former Parent under the tax matters agreement are not limited in amount or subject to any cap. If we are required to pay any taxes or indemnify the Former Parent and its subsidiaries and their respective officers and directors under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

We may not be able to engage in attractive strategic or capital-raising transactions following the Separation.

To preserve the tax-free treatment of the Separation and the Distribution for U.S. federal income tax purposes, for the four-year period beginning two years before and ending two years after the Distribution, we are prohibited under the tax matters agreement, except in specific circumstances, from certain actions, including: (i) entering into or approving any transaction involving the acquisition of outstanding or newly issued Mural equity that, when combined with other non-excepted changes in ownership of our ordinary shares, results in a change in ownership of more than a specified percentage; (ii) liquidating or partially liquidating, or merging or consolidating (unless we are the survivor); (iii) making or changing any entity classification election; (iv) ceasing to be engaged in an active trade or business, or selling, transferring or disposing of more than a specified percentage of the assets of any active trade or business or reducing the number of full-time employees engaged in any active trade or business by more than a specified percentage; (v) amending any of our organizational documents or taking any action affecting the voting rights of our ordinary shares; (vi) redeeming or otherwise repurchasing any of our outstanding shares or options; or (vii) taking or failing to take any other action that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, except for cash received in lieu of fractional ordinary shares. These restrictions may limit for a period of time our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. For more information, see Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Annual Report.

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

It is uncertain whether we or any of our subsidiaries will be treated as a PFIC for U.S. federal income tax purposes for the year that includes the Distribution or any subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering and the cash we have on our balance sheet as of immediately after the Distribution. Our PFIC status for our current and subsequent taxable years may also depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we qualify for the start-up exception. Absent the start-up exception, we believe it is likely that PFIC status could arise for the prior year tax period, in which case certain elections may be desired, as discussed herein, after consultation with your personal tax advisor or tax professional. Because PFIC status is based on our income, assets, and activities for the entire taxable year, we cannot make a final determination at this time as to whether we will be a PFIC for the current taxable year and our PFIC status may change from year to year.

In certain circumstances, a U.S. holder of shares in a PFIC may alleviate some of the adverse tax consequences described above by making either a “qualified electing fund” election under Section 1295 of the Code (a “QEF Election”) or a mark-to-market election (if our ordinary shares constitute “marketable” securities under the Code). However, a U.S. holder may make a QEF Election with respect to our ordinary shares only if we agree to furnish such U.S. holder annually with required information. If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we will endeavor to provide to a U.S. Holder such information as the IRS may require in order to enable the U.S. Holder to make and maintain a QEF Election, but there can be no assurance that we will timely provide such required information. There is also no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules, elections, and consequences in the event we are a PFIC and/or the start-up exception is determined not to apply in a later year.

Risks Related to Ownership of Our Ordinary Shares

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ordinary shares less attractive to investors.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We may remain an emerging growth company until December 31, 2028, although if the market value of our ordinary shares that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

In addition, the JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of the exemption for the delayed adoption of certain accounting standards, and therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standards and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result of this election, our consolidated financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. Our financial results historically were included within the consolidated results of the Former Parent, and prior to the Separation, we were not directly subject to reporting and other requirements of the Exchange Act and Section 404 of the Sarbanes-Oxley Act. For so long as we remain an emerging growth company, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires auditor attestation to the effectiveness of internal control over financial reporting. We cannot predict if investors will find our ordinary shares less attractive because we may rely on the exemptions available to us as an emerging growth company. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

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

An active trading market for our ordinary shares may not develop or be sustained and our shareholders may not be able to resell our ordinary shares that they hold.

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

Furthermore, for the four-year period beginning two years before and ending two years after the Distribution, we are restricted from entering into certain transactions pursuant to the tax matters agreement. For more information, see Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Annual Report.

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

Our Constitution however also provides that unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts of the U.S. shall be the sole and exclusive forum for resolving any dispute asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, or the respective rules and regulations promulgated thereunder. However, there is some uncertainty as to whether a court would enforce such a provision and, in any event, our shareholders will not be deemed to have waived our compliance with U.S. federal securities laws and the rules and regulations thereunder. Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for U.S. federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. These provisions may limit, or increase the difficulty of, shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors and officers under the Securities Act and Exchange Act or may result in increased costs to bring a claim.

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

We may, in our absolute discretion, pay (or cause one of our affiliates to pay) any stamp duty. Our Constitution provides that, in the event of any such payment, we (i) may seek reimbursement from the buyer, (ii) will have a lien against the shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares.

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

There is no guarantee that we will seek or be able to create the distributable reserves needed to pay dividends.

While we currently do not intend for the foreseeable future to pay dividends, we may determine to pay dividends in the future, subject to applicable law. Under Irish law, dividends must be paid (and share repurchases must generally be funded) out of “distributable reserves,” which we do not have. However, we do have a significant amount of share premium. To create “distributable reserves,” we would need to undertake an Irish legal process pursuant to which we will convert up to our entire share premium account to “distributable reserves.” This process would require the approval of the High Court of Ireland and the approval of our shareholders. Although we do not currently plan to seek to create distributable reserves, if we later determine to do so, there can be no assurance that the High Court of Ireland would approve the creation of distributable reserves, as the issuance of the required order is a matter for the discretion of the High Court of Ireland, or that our shareholders would approve the creation of distributable reserves in the manner required. In the event that “distributable reserves” are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as we have created sufficient distributable reserves from our operating activities.

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

While there is no requirement for a poll to be conducted in writing under Irish law, it is standard practice that polling papers are provided by a company. The proxy form issued with notice of the general meeting may include the option to cast a vote on a poll. If supplied at the general meeting, polling papers are completed and put in a ballot box. The board of directors may also permit electronic or telephonic voting. If voting lists are used, generally three lists labeled “For,” “Against” and “Abstain” (or “Withheld”) are presented to the meeting and each shareholder signs the relevant list, and prints their name, whether they are voting as shareholder or proxy, and the number of votes cast.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have certain processes for assessing, identifying and managing cybersecurity risks, which are included in our overall risk management program and designed to protect employee and patient information from unauthorized access or attack, as well as secure our networks and systems. Cybersecurity risks are also periodically reevaluated in additional detail based on our experience and on external information regarding emerging risks. To protect our information systems from cybersecurity threats, we use various security tools, tracking procedures and investigational procedures to identify, investigate, resolve potential security incidents in a timely manner. We also engage third-party vendors to assist with security management, incident detection and response.

We have adopted guidelines and processes, led by our information technology (“IT”) department, for preventing cybersecurity incidents and for assessing and responding to such incidents should they occur. These guidelines and processes, as well as our overall cybersecurity risk management, include consideration of cybersecurity threats associated with our use of third-party service providers. We also consider the internal risk oversight programs of our third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our company.

In an effort to deter and detect cybersecurity threats, we periodically provide all employees with a cybersecurity training and compliance program, which covers timely and relevant topics and educates employees on the importance of reporting immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster employee-based cybersecurity programs.

Governance

Our management is responsible for day-to-day risk management, while the audit committee of our Board of Directors has responsibility for the oversight of risk management, including overseeing the management of our risks from cybersecurity threats.

Our Vice President, Information Technology (“VP IT”) is responsible for developing, implementing, and maintaining our processes and procedures for cybersecurity risk management and response. Our current VP IT has over thirty years of experience, which includes cybersecurity, information security, data protection, privacy, regulatory compliance and risk management within pharmaceutical and biotechnology companies. Any cybersecurity incidents are evaluated for potential impact and are reported, as appropriate to the severity, to our management, our Information Security Committee, our executive leadership and/or our board of directors. Our Information Security Committee, which is led by our VP IT and includes representatives from our IT, finance, and legal departments, meets regularly to review the incidence, impact assessment, and resolution of cybersecurity incidents, if any, and to assess evolving risks. Our Information Security Committee provides updates on cybersecurity incidents and responses and on cybersecurity risk management as needed and provides updates to executive leadership and to our Board of Directors.

Item 2. Properties.

On November 13, 2023, Alkermes, Inc., a wholly-owned subsidiary of Alkermes, assigned to us an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space. Alkermes serves as the guarantor of the lease. The lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares have been listed on the Nasdaq Global Market under the symbol “MURA” since November 16, 2023. Prior to that date, there was no public market for our ordinary shares.

As of March 1, 2024, there were approximately 72 registered holders of our ordinary shares. This number does not include beneficial owners whose shares were held in “street name” by brokers and other nominees.

Dividends

We have never declared or paid any cash dividends on our ordinary shares and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Under Irish law, dividends and distributions (including by way of the payment of cash dividends or share repurchases) may be made only from profits available for distribution, or “distributable reserves” on our unconsolidated balance sheet prepared in accordance with the Irish Companies Act 2014. In addition, no distribution or dividend may be paid or made by us unless our net assets are equal to, or exceed, the aggregate of our share capital that has been paid up or that is payable in the future plus non-distributable reserves, and the distribution does not reduce our net assets below such aggregate. At this time, our unconsolidated balance sheet does not contain any distributable reserves and we do not have the ability to pay dividends (or make other forms of distributions) until we obtain approval of the High Court of Ireland to create distributable reserves or create distributable reserves as a result of the profitable operation of our business. At this time, we do not intend to seek approval to create distributable reserves, and therefore no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as we have created sufficient distributable reserves from our operating activities..

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this annual report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors” appearing elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission (the “SEC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we have developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), is an investigational, engineered interleukin-2 (“IL-2”) cytokine designed to capture and expand the therapeutic benefits of high-dose recombinant human IL-2, while mitigating its hallmark toxicities. In our clinical proof of concept study, nemvaleukin generated durable responses as a single agent and in combination with pembrolizumab across a range of tumor types. Nemvaleukin is currently in two potentially registrational studies, the ARTISTRY-6 (Cohort 2) trial for the treatment of mucosal melanoma as a monotherapy and the ARTISTRY-7 trial for the treatment of platinum-resistant ovarian cancer (“PROC”) in combination with pembrolizumab. We expect to report topline overall survival results for the interim analysis from our ARTISTRY-7 trial in PROC in the first quarter of 2025, subject to reaching the required number of events for the analysis, and topline results from Cohort 2 in our ARTISTRY-6 trial in mucosal melanoma in the first half of 2025, subject to patient enrollment. We are also conducting the ARTISTRY-3 trial, a Phase 1/2 open-label study of IV nemvaleukin in patients with advanced solid tumors after treatment failure or intolerance to one to three prior FDA-approved targeted therapies. In addition to nemvaleukin, we are also developing engineered therapies targeting the interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) pathways, which have demonstrated therapeutic potential in third-party preclinical and clinical studies. We are currently conducting discovery-phase activities for our IL-18 and IL-12 programs, and we plan to nominate a product candidate in each program in 2024.

The Separation

On November 2, 2022, Alkermes plc (the “Former Parent” or “Alkermes”) announced its intent, as approved by its board of directors, to explore the separation of its neuroscience business and oncology business (the “Separation”).

In connection with the Separation, on November 13, 2023, we entered into certain agreements with the Former Parent to provide a framework for our relationship with the Former Parent following the Separation. These agreements include:

•
a separation agreement,
•
a tax matters agreement;
•
an employee matters agreement;
•
a lease assumption agreement; and
•
transition services agreements.

The separation agreement sets forth our agreements with the Former Parent regarding the principal actions to be taken by us and the Former Parent in connection with the Separation, including those related to the distribution of our ordinary shares to the Former Parent’s shareholders (the “Distribution”). The separation agreement identifies the assets transferred to, liabilities assumed by and contracts assigned to us, including the lease for our primary office and laboratory space (the “Winter Street Lease”), as part of the Separation, and provides for when and how such transfers, assumptions and assignments occurred. Under the terms of the separation agreement, the Former Parent granted us a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to any intellectual property controlled by the Former Parent as of the date of the Distribution, allowing us to use such intellectual property for the oncology business, and we granted the Former Parent a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to intellectual property transferred to us as part of the Separation for the Former Parent’s use outside of the oncology business. Each of us and the Former Parent agreed to releases with respect to pre-Distribution claims, and cross-indemnities with respect to post-Distribution claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to us under the separation agreement with us, and financial responsibility for the obligations and liabilities allocated to the Former Parent under the separation agreement with the Former Parent. We and the Former Parent are also each subject to mutual six-month employee non-solicitation and non-hire restrictions, subject to certain customary exceptions, and certain confidentiality restrictions and information sharing obligations.

The tax matters agreement governs our and the Former Parent’s respective rights, responsibilities, and obligations with respect to taxes (including taxes arising in the ordinary course of business and incurred as a result of any failure of the Distribution, together with certain related transactions, to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and assistance and cooperation in respect to tax matters.

The employment matters agreement, as amended in December 2023, governs our and the Former Parent’s rights, responsibilities, and obligations after the Separation with respect to employment, benefits and compensation matters relating to employees and former employees (and their respective dependents and beneficiaries) who are or were associated with the Former Parent, including those who became our employees in connection with the Separation. The employee matters agreement also specifies the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans; other human resources, employment and employee benefits matters; and the treatment of equity-based awards granted by the Former Parent prior to the Separation to employees who became our employees in connection with the Separation.

Under the terms of the lease assumption agreement, we assumed all of the Former Parent’s obligations under the Winter Street Lease.

We and the Former Parent entered into two transition services agreements, pursuant to one of which the Former Parent and its subsidiaries agreed to provide, on an interim, transitional basis, various services to us, and the second of which we and our subsidiaries agreed to provide certain services to the Former Parent, in each case for a term of two years following the Separation, unless earlier terminated in accordance with the terms of the applicable agreement.

On November 14, 2023, in connection with the Separation, we received a cash contribution of $275.0 million from the Former Parent.

The Former Parent effected the Separation through the distribution of our ordinary shares of to the Former Parent’s shareholders (the “Distribution”) on November 15, 2023. As part of the Separation, on November 15, 2023, the Former Parent transferred the assets, liabilities and operations of the historical oncology business to us pursuant to the terms of a separation agreement, entered into between us and the Former Parent. Liabilities incurred prior to the Separation remained obligations of the Former Parent unless otherwise specified in the Separation Agreements. On the effective date of the Distribution, each Alkermes shareholder received one of our ordinary shares for every ten ordinary shares of Alkermes held as of the close of business on November 6, 2023, the record date for the Distribution. Registered shareholders received cash in lieu of any of our fractional ordinary shares that they would have received as a result of the application of the distribution ratio. As a result of the Separation and the Distribution, we operate as an independent, publicly traded company and commenced trading under the symbol “MURA” on the Nasdaq Global Market on November 16, 2023.

Our historical combined financial statements for the periods prior to the date of the Separation have been prepared on a standalone basis and are derived from the Former Parent’s consolidated financial statements and accounting records. Since the date of the Separation, we present our financial statements on a consolidated basis as a standalone publicly traded company.

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements in this Annual Report for additional information on the preparation and basis of presentation of our consolidated financial statements. Our financial position, results of operations and cash flows historically operated as part of the Former Parent’s financial position, results of operations and cash flows prior to and until the Distribution. The consolidated financial statements may not be indicative of our future performance and do not necessarily reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods prior to the Separation. Our operating structure and capitalization have changed as a result of the Separation, and we expect them to continue to change as we establish operations as an independent company.

Components of Results of Operations

Prior to the date of the Separation, our operations were managed in the normal course of business as part of the Former Parent. Accordingly, certain shared costs were allocated to us and reflected as expenses in the historical consolidated financial statements, as described in greater detail in the notes to the consolidated financial statements appearing elsewhere in this Annual

Report. We considered the allocation methodologies used to be a reasonable and appropriate reflection of the historical Former Parent expenses attributable to us for purposes of the standalone financial statements. The expenses reflected in the historical consolidated financial statements may not be indicative of expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our consolidated financial statements.

Revenue

Through December 31, 2023, we have not recognized any revenue and do not expect to generate substantial product revenue in the near future, if at all, as we do not currently have an approved product. If our development efforts for our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

Research and Development Expenses

Research and development (“R&D”) expenses are recognized as incurred, and payments made prior to the receipt of goods or services to be used in R&D are capitalized until the goods or services are received. Our R&D expenses include both external and internal expenses. External R&D expenses include fees for clinical and non-clinical activities performed by contract research organizations (“CROs”), consulting fees and costs related to laboratory services, the purchase of drug product materials and third-party manufacturing development activities. Internal R&D expenses include employee-related expenses, occupancy costs and depreciation.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related costs for personnel, including share-based compensation and travel expenses for employees in executive, operational, finance, legal, business development, information technology, and human resource functions. Other G&A expenses include facility-related costs, professional fees for accounting, tax, legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents. We recognize all G&A expenses as incurred. We expect G&A expenses to increase now that we operate as a standalone public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income. We earn interest income from interest-bearing cash accounts and money market mutual funds, which we classify as cash and cash equivalents. We also record in other income (expense), net any gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies due to changes in underlying exchange rates.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our R&D expenses for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in millions)	2023	2022	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$9.1	$14.4	$(5.3)
ARTISTRY-2	5.4	11.2	(5.8)
ARTISTRY-3	3.8	2.1	1.7
ARTISTRY-6	8.1	9.7	(1.6)
ARTISTRY-7	30.8	15.6	15.2
Other program spend	23.7	24.8	(1.1)
Early discovery programs	4.7	7.0	(2.3)
Other external R&D expenses	11.4	13.2	(1.8)
Total external R&D expenses	$97.0	$98.0	$(1.0)
Internal R&D expenses:
Employee-related	56.4	58.0	(1.6)
Occupancy	10.2	9.9	0.3
Depreciation	1.9	1.3	0.6
Total internal R&D expenses	68.5	69.2	(0.7)
Research and development expenses	$165.5	$167.2	$(1.7)

The increase in R&D expenses in the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to increased spend on the ARTISTRY-7 trial related to increased enrollment and associated clinical trial expenses, as well as to employee-related expenses, including non-cash share-based compensation. This was partially offset by decreased spend on the ARTISTRY-1 and ARTISTRY-2 trials, which have been completed.

General and Administrative Expenses

The following table sets forth our G&A expenses for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in millions)	2023	2022	Change
General and administrative expense	$30.7	$17.7	$13.0

The increase in G&A expense in the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to an increase in allocable G&A expenses of the Former Parent, including fees for professional services, such as legal and audit fees, and one-time increases in employee-related expenses, including non-cash share-based employee compensation as a result of the impact of the modification of our share-based awards in connection with the Separation.

Other Income (Expense), Net

The following table sets forth our other income (expense), net for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in millions)	2023	2022	Change
Other income (expense), net	$1.0	$—	$1.0

The other income (expense), net in the year ended December 31, 2023, was primarily due to interest income from interest-bearing cash accounts and money market mutual funds.

Income Tax Provision

The following table sets forth our income tax provision expense for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in millions)	2023	2022	Change
Income tax provision	$12.2	$4.9	$7.3

The income tax provision expense for the years ended December 31, 2023 and 2022 were primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Code. The increased tax provision for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to lower R&D tax credits available in 2023. The provisions were calculated on a separate return basis and are not necessarily representative of the tax provision that may arise in the future. As noted in Note 7, Income Taxes, in the notes to our consolidated financial statements included elsewhere in this Annual Report, we maintain a valuation allowance on our Irish net operating losses and other Irish and U.S. deferred tax assets as of December 31, 2023.

Liquidity and Capital Resources

We have historically participated in the Former Parent’s centralized approach to cash management, and, therefore, there were no cash amounts specifically attributable to us prior to the Separation. Historically, the primary source of liquidity for our business was funding by the Former Parent of the expenses allocated to the oncology business from the Former Parent. Prior to the Separation, transfers of cash to and from the Former Parent have been reflected in net parent investment in the consolidated balance sheets, statements of cash flows and statements of equity (deficit). We have not reported cash or cash equivalents on the consolidated balance sheet as of December 31, 2022. The Former Parent continued to fund the cash needs of the oncology business through the date of the Separation. On November 14, 2023, in connection with the Separation, we received a cash contribution of $275.0 million from the Former Parent.

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
•
build out commercial infrastructure, including medical affairs, manufacturing and distribution, as needed, in the event our product candidates obtain marketing approval;
•
advance our IL-18 and IL-12 programs towards clinical development;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and our operations as a public company; and
•
maintain, expand and protect our intellectual property portfolio.

We believe, based on our operating plan, that our cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Furthermore, for the four-year period beginning two years before and ending two years after the Distribution, we are restricted from entering into certain transactions pursuant to a tax matters agreement we entered into with the Former Parent. We are prohibited under the tax matters agreement, except in specific circumstances, from certain actions, including: (i) entering into or approving any transaction involving the acquisition of outstanding or newly issued Mural equity that, when combined with other non-excepted changes in ownership of our ordinary shares, results in a change in ownership of more than a specified percentage; (ii) liquidating or partially liquidating, or merging or consolidating (unless we are the survivor); (iii) making or changing any entity classification election; (iv) ceasing to be engaged in an active trade or business, or selling, transferring or disposing of more than a specified percentage of the assets of any active trade or business or reducing the number of full-time employees engaged in any active trade or business by more than a specified percentage; (v) amending any of our organizational documents or taking any action affecting the voting rights of our ordinary shares; (vi) redeeming or otherwise repurchasing any of our outstanding shares or options; or (vii) taking or failing to take any other action that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, except for cash received in lieu of fractional ordinary shares. For more information, see “Risk Factors — Risks Related to Tax Matters” in this Annual Report.

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

Cash Flows

As the Former Parent managed our cash and financing arrangements, prior to the Separation, excess cash generated, if any, was deemed remitted to the Former Parent and all sources of cash were deemed funded by the Former Parent. The following table summarizes our cash flow activity:

	Years Ended December 31,
(in millions)	2023	2022
Cash, cash equivalents and restricted cash, beginning of period	$—	$—
Cash flows used in operating activities	$(194.2)	$(168.6)
Cash flows used in investing activities	$(3.5)	$(5.5)
Cash flows provided by financing activities	$468.8	$174.1
Cash, cash equivalents and restricted cash, end of period	$271.1	$—

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $194.2 million, primarily resulting from our net loss of $207.4 million, partially offset by non-cash charges of $26.7 million. The most significant non-cash charge we incurred was share-based compensation of $24.1 million. We also used $13.5 million in cash from working capital, primarily related to a decrease in accounts payable and accrued expenses.

Net cash used in operating activities for the year ended December 31, 2022 was $168.6 million, primarily resulting from our net loss of $189.8 million, partially offset by non-cash charges of $13.5 million. The most significant non-cash charge we incurred was share-based compensation of $11.9 million. Working capital provided $7.7 million in cash, primarily related to an $8.4 million increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $3.5 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively, which was due to the purchase of property and equipment.

Financing Activities

As the Former Parent managed our cash and financing arrangements until the Separation, all sources of cash prior to the Separation were deemed funded by the Former Parent. Net cash provided by financing activities for the years ended December 31, 2023 and 2022 was due to the funding of our operating and investing activities by the Former Parent and, during the year ended December 31, 2023, included the contribution of $275.0 million from the Former Parent to us immediately prior to and in connection with the Separation.

Contractual Obligations and Commitments

Our only lease as of December 31, 2023 and December 31, 2022 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, we also have the ability to sub-lease our corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The extension term commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the Winter Street Lease for an additional five-year period, which we are not reasonably certain to exercise. The Winter Street Lease was assigned to us in connection with the Separation and will be used solely for our operations. The Former Parent has been primarily obligated to the landlord for the Winter Street Lease, and, following the Separation, the Former Parent is jointly and severally liable with us for, and continues to guarantee, all obligations under the Winter Street Lease. Furthermore, prior to the Separation, the Former Parent was the applicant with respect to the letter of credit security deposit that secured the obligations of the tenant under the Winter Street Lease. As we did not have legal ownership over any bank accounts prior to the Separation, there were no cash or cash equivalents balances specifically attributable to us for the periods prior to the Separation and, accordingly, no amount is reflected in the consolidated financial statements for the periods prior to the Separation related to the Former Parent’s letter of credit. On January 3, 2024, we entered into a $1.7 million collateralized letter of credit that secures the obligations under the Winter Street Lease to replace the letter of credit maintained by the Former Parent.

As of December 31, 2023, the remaining contractual operating lease liability associated with the Winter Street Lease was $15.0 million. For additional information on our operating lease, see Note 5, Leases, in the notes to the consolidated financial statements included elsewhere in this Annual Report.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our accompanying consolidated financial statements have been prepared on a standalone basis and are derived from the Former Parent’s consolidated financial statements and accounting records for the periods prior to the Separation. Our management’s discussion and analysis of our financial condition and results of operations is based on those consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to allocation of corporate expenses, accrued research and development expenses, share-based compensation expense, leases and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

Allocation of Corporate Expenses

Prior to the date of the Separation, our consolidated financial statements include general corporate expenses for certain business and support functions that are provided on a centralized basis, such as senior management, legal, human resources, accounting and finance, facilities, information technology and other corporate services. In addition, our consolidated financial statements include an allocation of certain R&D costs not directly attributable to individual programs. For the periods prior to the Separation, these costs were allocated to us for the purposes of preparing the consolidated financial statements based on proportional cost allocation methods using headcount, square footage or proportional hours worked supporting us and other organizational activities, as applicable, which are considered to be a reasonable reflection of the utilization of services provided or benefit received by us during the periods presented. Management considers that such allocations have been made on a reasonable basis; however, these allocations may not necessarily be indicative of the costs that would have been incurred if we had operated on a standalone basis for the periods presented and, therefore, may not reflect our results of operations, financial position and cash flows had we operated as a standalone entity during the periods presented. All such costs have been deemed to have been incurred and settled through net parent investment in the period when the costs were recorded.

Accrued Research and Development

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

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

Share-Based Compensation Expense

Share-based compensation expense represents the cost of the grant date fair value of equity awards recognized that are expected to vest over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model. The fair value of time-vesting restricted stock unit (“RSU”) awards is equal to the ordinary share price on the date of grant. Estimating the fair value of equity awards as of the grant date is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected share price volatility, the expected term of share options, the expected dividend yield and the fair value of the underlying ordinary shares on the date of grant. Forfeitures are estimated based on historical experience and expected forfeiture rates at the time of grant and are revised in subsequent periods if actual forfeitures differ from those estimates. Changes in the assumptions can materially affect the fair value and ultimately how much share-based compensation expense is recognized. The assumptions used for periods prior to the Separation were those of the Former Parent and the share-based compensation expense we recognized for periods prior to the Separation in our consolidated financial statements is an allocation of the Former Parent’s historical share-based compensation expense. These inputs are subjective and generally require significant analysis and judgment to develop.

On December 14, 2023, we and the Former Parent amended the employee matters agreement to adjust the conversion ratio used to calculate the number of our RSUs issuable to each employee in exchange for each RSU of Alkermes. All outstanding equity awards held by our employees were converted and issued under the 2023 Plan in December 2023 in accordance with the amended employee matters agreement. The obligation to issue replacement awards to our employees was accounted for as a modification to the original awards at the time of the Separation. We compared the fair value of the awards immediately before and after the Separation. As the terms of the original employee matters agreement would have required us to issue share awards above the number of shares available for issuance under the 2023 plan, the additional shares subject to RSUs and options were accounted for as liability-classified awards and remeasured through the date on which the employee matters agreement was amended. The remeasurement of these awards resulted in the reduction of the incremental fair value associated with the modified awards. A portion of the remaining incremental fair value was recognized immediately with the remainder to be expensed over the remaining service period. As the amendment to the employee matters agreements resulted in a decrease in the number of RSUs to be issued, no incremental compensation cost was incurred. We recorded accelerated amortization associated with options and RSUs that were treated as surrendered by the employees for accounting purposes in connection with the amendment to the employee matters agreement.

Leases

We account for leases under Accounting Standards Codification (“ASC”) 842, Leases. At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the relevant facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.

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

Income Taxes

Prior to the Separation, income tax expense and deferred tax balances in the historical combined financial statements were calculated on a separate tax return basis. We believe the assumptions supporting the allocation and presentation of income taxes on a separate return basis were reasonable. We recognize income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of U.S. and non-U.S pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying business.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements, if any, that may potentially impact our financial position and results of operations is disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Transition From the Former Parent and Costs to Operate as an Independent Company

The historical consolidated financial statements reflect our operating results and financial position as our business was operated by the Former Parent, rather than as an independent company, through the date of the Separation. We have incurred and expect to continue to incur additional ongoing operating expenses to operate as an independent company. These costs include the cost of various corporate headquarters functions, incremental information technology-related costs and incremental costs to operate standalone accounting, legal and other administrative functions. We may also incur non-recurring expenses and non-recurring capital expenditures.

As an independent company, our information technology operating costs may be higher than the costs allocated in the historical combined financial statements. In addition, we will incur non-recurring expenses and capital expenditures to establish independent information technology systems.

We continue to build our administrative infrastructure following the date of the Separation. We entered into transition services agreements with the Former Parent that will provide us with certain services and resources for an initial term of two years following the Separation. Historically, the Former Parent provided our business with significant corporate and shared services and resources related to corporate functions such as finance, human resources, internal audit, research and development, financial reporting, and information technology, which we refer to collectively as the “Alkermes Services.” We pay the Former Parent fees for the Alkermes Services under the transition services agreements, which fees are based on the Former Parent’s cost of providing the Alkermes Services. These transition services agreements allow us to operate our business independently prior to establishing a standalone infrastructure. During the transition from the Former Parent, we have incurred, and expect to continue to incur, non-recurring expenses to establish and expand our infrastructure.

It is not practicable to estimate the costs that would have been incurred in each of the periods presented in the historical combined financial statements for the functions described above. Actual costs that would have been incurred if we operated as a standalone company during these periods would have depended on various factors, including organizational design, outsourcing and other strategic decisions related to corporate functions, information technology and back-office infrastructure.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of the exemption for the delayed adoption of certain accounting standards, and therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standards and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result of this election, our consolidated financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mural Oncology plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mural Oncology plc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter are also described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2024

We have served as the Company’s auditor since 2023.

Mural Oncology plc and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$270,852	$—
Receivable from Former Parent	5,548	—
Prepaid expenses	150	2,987
Other current assets	787	1,830
Total current assets	$277,337	$4,817
Property and equipment, net	11,403	10,617
Right-of-use assets	12,747	18,316
Restricted cash	258	—
TOTAL ASSETS	$301,745	$33,750
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,973	$2,966
Accrued expenses	16,946	32,750
Operating lease liabilities — short-term	6,098	5,844
Total current liabilities	$29,017	$41,560
Operating lease liabilities — long-term	8,911	13,542
Other long-term liabilities	—	304
Total liabilities	37,928	55,406
Commitments and contingencies (Note 9)
Net parent investment	—	(21,656)
Preferred shares, nominal value $0.01; 50,000,000 shares authorized at December 31, 2023; no shares issued or outstanding at December 31, 2023 or 2022	—	—
Ordinary shares, nominal value $0.01; 450,000,000 ordinary shares authorized at December 31, 2023; 16,689,740 shares issued and outstanding at December 31, 2023 and no shares issued or outstanding at December 31, 2022	167	—
Additional paid-in capital	294,507	—
Accumulated deficit	(30,857)	—
Total equity (deficit)	263,817	(21,656)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$301,745	$33,750

See accompanying notes to the consolidated financial statements.

Mural Oncology plc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2023	2022
	(in thousands except share and per share amounts)
Operating expenses
Research and development	$165,532	$167,191
General and administrative	30,706	17,732
Total operating expenses	196,238	184,923
Operating loss	(196,238)	(184,923)
Other income (expense), net	951	—
Income tax provision	(12,160)	(4,884)
Net loss and comprehensive loss	$(207,447)	$(189,807)
Net loss per share - basic and diluted	$(12.43)	$(11.37)
Weighted average common shares used in computing net loss per share - basic and diluted	16,689,740	16,689,740

See accompanying notes to the consolidated financial statements.

Mural Oncology plc and Subsidiaries

Consolidated Statements of Equity (Deficit)

	Ordinary Shares
	Shares	Amount	Net Parent Investment	Additional Paid in Capital	Accumulated Deficit	Total Equity (Deficit)
	(in thousands, except share data)
Balance, December 31, 2021	—	$—	$(17,879)	$—	$—	$(17,879)
Net loss	—	—	(189,807)	—	—	(189,807)
Share-based compensation expense	—	—	11,931	—	—	11,931
Net transfers from Former Parent	—	—	174,099	—	—	174,099
Balance, December 31, 2022	—	—	(21,656)	—	—	(21,656)
Cash contribution from Former Parent in connection with Separation	—	—	275,000	—	—	275,000
Net transfers from Former Parent prior to Separation	—	—	193,811	—	—	193,811
Share-based compensation expense allocated from Former Parent	—	—	10,813	—	—	10,813
Issuance of ordinary shares upon separation from Former Parent	16,689,740	167	(281,378)	281,211	—	—
Share-based compensation expense	—	—	—	13,296	—	13,296
Net loss	—	—	(176,590)	—	(30,857)	(207,447)
Balance, December 31, 2023	16,689,740	$167	$—	$294,507	$(30,857)	$263,817

See accompanying notes to the consolidated financial statements.

Mural Oncology plc and Subsidiaries

Consolidated Statements of Cash Flows

	December 31,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(207,447)	$(189,807)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	2,567	1,540
Share-based compensation expense	24,109	11,931
Changes in assets and liabilities:
Prepaid expenses	2,837	(787)
Other current assets	1,043	209
Right-of-use assets	7,054	5,909
Accounts payable and accrued expenses	(18,246)	8,389
Operating lease liabilities	(5,862)	(5,920)
Other long-term liabilities	(304)	(52)
Cash flows used in operating activities	(194,249)	(168,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions of property and equipment	(3,452)	(5,511)
Cash flows used in investing activities	(3,452)	(5,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Former Parent	468,811	174,099
Cash flows provided by financing activities	468,811	174,099
Net increase in cash, cash equivalents and restricted cash	271,110	—
Cash, cash equivalents and restricted cash, beginning of period	—	—
Cash and cash equivalents and restricted cash, end of period	$271,110	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$276	$375
RECONCILIATION OF BALANCE SHEET TO STATEMENT OF CASH FLOWS:
Cash and cash equivalents	$270,852	$—
Restricted cash	258	—
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$271,110	$—

See accompanying notes to the consolidated financial statements.

Mural Oncology plc and Subsidiaries

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2023 and 2022

1. Organization and Description of Business

Mural Oncology plc and its consolidated subsidiaries (“Mural” or “the Company”), an Irish public limited company incorporated in 2023, is a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging its core competencies in immune cell modulation and protein engineering, the Company has developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers.

The accompanying financial statements include the combined, historical financial position, results of operations, net parent investment and cash flows of Alkermes plc, an Irish public limited company, and its consolidated subsidiaries’ (the “Former Parent” or “Alkermes”) oncology business (the “oncology business”) as it was historically managed as part of the Former Parent’s prior to the completion of the separation of the oncology business from the Former Parent’s neuroscience business on November 15, 2023 (the “Separation”), and the creation of the Company, as a result of the Distribution (as defined below) as an independent, publicly traded company, which holds the assets, liabilities and operations associated with the oncology business.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development (“R&D”) will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnological companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant product revenue from product sales.

The Separation

On November 2, 2022, the Former Parent announced its intent, as approved by its board of directors, to explore the Separation.

In connection with the Separation, on November 13, 2023, the Company entered into certain agreements with the Former Parent to provide a framework for the Company’s relationship with the Former Parent following the Separation. These agreements include:

•
a separation agreement;
•
a tax matters agreement;
•
an employee matters agreement;
•
a lease assumption agreement; and
•
transition services agreements.

The separation agreement sets forth the Company’s agreements with the Former Parent regarding the principal actions to be taken by the Company and the Former Parent in connection with the Separation, including those related to the distribution of the Company’s ordinary shares to the Former Parent’s shareholders (the “Distribution”). The separation agreement identifies the assets transferred to, liabilities assumed by and contracts assigned to the Company, including the Winter Street Lease, as part of the Separation, and provides for when and how such transfers, assumptions and assignments occurred. Under the terms of the separation agreement, the Former Parent granted the Company a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to any intellectual property controlled by the Former Parent as of the date of the Distribution, allowing the Company to use such intellectual property for the oncology business, and the Company granted the Former Parent a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to intellectual property transferred to the Company as part of the Separation for the Former Parent’s use outside of the oncology business. Each of the Company and the Former Parent agreed to releases with respect to pre-Distribution claims, and cross-indemnities with respect to post-Distribution claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to the Company under the separation agreement with the Company, and financial responsibility for the obligations and liabilities allocated to the Former Parent under the separation agreement with the Former Parent. The Company and the Former Parent are also each subject to mutual six-month employee non-solicitation and non-hire restrictions, subject to certain customary exceptions, and certain confidentiality restrictions and information sharing obligations.

The tax matters agreement governs the Company’s and the Former Parent’s respective rights, responsibilities, and obligations with respect to taxes (including taxes arising in the ordinary course of business and incurred as a result of any failure of the Distribution, together with certain related transactions, to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and assistance and cooperation in respect to tax matters.

The employment matters agreement, as amended in December 2023, governs the Company’s and the Former Parent’s rights, responsibilities, and obligations after the Separation with respect to employment, benefits and compensation matters relating to employees and former employees (and their respective dependents and beneficiaries) who are or were associated with the Former Parent, including those who became employees of the Company in connection with the Separation. The employee matters agreement also specifies the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans; other human resources, employment and employee benefits matters; and the treatment of equity-based awards granted by the Former Parent prior to the Separation to employees who became employees of the Company in connection with the Separation.

Under the terms of the lease assumption agreement, the Company assumed all of the Former Parent’s obligations under the Winter Street Lease.

The Company and the Former Parent entered into two transition services agreements, pursuant to one of which the Former Parent and its subsidiaries agreed to provide, on an interim, transitional basis, various services to the Company, and the second of which the Company and its subsidiaries agreed to provide certain services to the Former Parent, in each case for a term of two years following the Separation, unless earlier terminated in accordance with the terms of the applicable agreement.

On November 14, 2023, in connection with the Separation, the Company received a cash contribution of $275.0 million from the Former Parent.

The Former Parent effected the Separation through the distribution of the ordinary shares of the Company to the Former Parent’s shareholders (the “Distribution”) on November 15, 2023. As part of the Separation, the Former Parent transferred the assets, liabilities and operations of the historical oncology business to the Company, pursuant to the terms of a separation agreement, entered into between the Company and the Former Parent. Liabilities incurred prior to the Separation remained obligations of the Former Parent unless otherwise specified in the agreements entered into between the Company and the Former Parent. On the effective date of the Distribution, each Alkermes shareholder received one ordinary share of the Company for every ten ordinary shares of Alkermes held as of the close of business on November 6, 2023, the record date for the Distribution. Registered shareholders received cash in lieu of any fractional ordinary shares of the Company that they would have received as a result of the application of the distribution ratio. As a result of the Separation and the Distribution, the Company operates as an independent, publicly traded company and commenced trading under the symbol “MURA” on the Nasdaq Global Market on November 16, 2023.

Liquidity

Under Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has generated operating losses for all the historical periods presented and expects to continue to generate operating losses for the foreseeable future. The Company expects to fund its operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent at the time of the Separation. The Company’s continued operations were dependent on the funding received from the Former Parent through the Separation and, going forward, will be dependent on its ability to generate cash from operating activities and to raise additional capital to finance its future operations subsequent to the Separation. The Company will need additional financing to support its continuing operations and further develop or commercialize any product candidates. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of the planned research or development programs or be unable to expand or continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. For the four-year period beginning two years before and ending two years after the Distribution, the Company is prohibited under the tax matters agreement with the Former Parent from taking or failing to take actions that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, which may limit for a period of time the Company’s ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions.

The Company expects that, based on its current operating plans, the Company’s existing cash and cash equivalents will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mural Oncology plc and its wholly-owned subsidiaries. For the periods prior to the Separation, the accompanying combined financial statements of the Company have been prepared on a standalone basis and are derived from the Former Parent’s consolidated financial statements and accounting records. All intercompany transactions and accounts within the Company have been eliminated.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, for the periods prior to the Separation, reflect the historical results of operations, financial position and cash flows of Mural, as included in the consolidated financial statements of the Former Parent and using the Former Parent’s historical accounting policies. These consolidated financial statements do not purport to reflect what the Company’s results of operations, financial position or cash flows would have been had the Company operated as a standalone public company prior to the separation, nor are they necessarily indicative of the Company’s future results of operations, financial position, or cash flows.

As the Company’s operations were not historically held by a single legal entity or separate legal entities, net parent investment is shown in lieu of stockholders’ equity in the historical combined financial statements for the periods prior to the Separation. Net parent investment represents the cumulative investment by the Former Parent in the Company through the dates presented, inclusive of operating results. All transactions between the Company and the Former Parent are considered to be effectively settled in the consolidated financial statements at the time the transaction is recorded. The effects of the settlement of these transactions between the Company and the Former Parent are reflected in the consolidated statements of cash flows as “Net transfers from Former Parent” within financing activities and in the consolidated balance sheets and consolidated statements of equity (deficit) as “Net parent investment”.

Historically, the Company was dependent upon the Former Parent for all of its working capital and financing requirements, as the Former Parent used a centralized approach to cash management and financing its operations. There were no cash amounts specifically attributable to the Company for the historical periods presented prior to the Separation; therefore, cash and cash equivalents have not been included in the consolidated financial statements for the year ended December 31, 2022. Financing transactions prior to the Separation related to the Former Parent are accounted for as a component of net parent investment in the consolidated balance sheet as of December 31, 2022 and as a financing activity on the accompanying consolidated statements of cash flows through the date of the Separation. In connection with the Separation, certain assets and liabilities that were included on the consolidated balance sheet prior to the Separation were retained by the Former Parent and were therefore adjusted through net parent investment in the Company’s consolidated financial statements.

The consolidated financial statements of the Company include, for the periods prior to the Separation, the assets, liabilities, and expenses of the Former Parent that management has determined are specifically identifiable to the Company, such as those related to direct internal and external R&D activities as well as leases and fixed assets specifically identifiable to the oncology business. Based on the nature of the Company as a pre-revenue, development-stage biotechnology company, the consolidated financial statements of the Company do not include any revenue or commercial expenses of the Former Parent. The consolidated financial statements of the Company also include, for the periods prior to the Separation, an allocation of costs that were not directly attributable to the operations of the Company, including the costs of general and administrative support functions that were provided by the Former Parent, such as senior management, information technology, legal, accounting and finance, human resources, facility, and other corporate services. In addition, the Company’s consolidated financial statements include, for the periods prior to the Separation, an allocation of certain R&D costs not directly attributable to individual programs. These costs have been allocated to the Company for the purposes of preparing the consolidated financial statements based on proportional cost allocation methods using headcount, square footage or proportional hours worked supporting the Company and other organizational activities, as applicable, which are considered to be reasonable reflections of the utilization of services provided or benefit received by the Company during the periods presented. Management considers that such allocations have been made on a reasonable basis; however, these allocations may not necessarily be indicative of the costs that would have been incurred if the Company had operated on a standalone basis for the periods presented and, therefore, may not reflect the Company’s results of operations, financial position, and cash flows had the Company operated as a standalone entity during the periods presented. See Note 11, Related Parties, for additional information regarding related-party transactions with the Former Parent.

The Company expects to incur additional operating expenses to operate as an independent publicly traded company, including various corporate functions, incremental information technology-related costs and incremental costs to operate standalone accounting, legal and other administrative functions. These functions were provided to the Company prior to the Separation by the Former Parent and will continue under a transition services agreement or will be performed using the Company’s own resources.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments and methodologies, including but not limited to, those related to allocations of expenses, assets and liabilities from the Former Parent’s historical financials to the Company, the impairment of long-lived assets, share-based compensation, leases, and income taxes including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience of the Former Parent and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents and Restricted Cash

The Company considers cash equivalents only those investments that are highly liquid, readily convertible into cash and so near their maturity, generally three months from the date of purchase, that they present insignificant risk of change in value because of interest rate changes.

At December 31, 2023, the Company also had a long-term restricted cash balance of $0.3 million for cash restricted for use pertaining to corporate credit cards.

There were no cash or cash equivalents specifically attributable to the Company prior to the Separation; therefore, there are no cash or cash equivalents reflected in the combined financial statements as of December 31, 2022.

Fair Value Measurements

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. Financial assets and liabilities are classified within the fair value hierarchy as follows:

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses, receivable from Former Parent, other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Other current assets consists of interest receivable of $0.8 million as of December 31, 2023 and of rebates from a clinical research organization of $1.8 million as of December 31, 2022. The Company has elected to exclude accrued interest receivable from the amortized cost of its financial assets and has included those balances within Other current assets on the consolidated balance sheet.

Receivable from Former Parent

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for estimated amounts of receivables that will not be collected, if any. The Company believes that the credit risks associated with its receivables are not significant and, therefore, the Company did not have an allowance for doubtful receivables as of December 31, 2023.

Property and Equipment

Property and equipment are recorded at cost, subject to assessment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

Asset group	Term
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	Shorter of useful life or lease term

Leases

The Company accounts for leases under Accounting Standards Codification (“ASC”) 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the relevant facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have material financing leases.

Leases contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded at the lease commencement date based on the present value of lease payments over the expected remaining lease term. Certain adjustments to right-of-use assets may be required for items such as prepaid or accrued lease payments as well as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes an incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate the incremental borrowing rate, a credit rating applicable to us is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating. Operating lease payments are expensed using the straight line method as an operating expense over the lease term.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Assumptions that the Company made at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset; a significant change in the extent or manner in which an asset is used; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; a current-period operating or cash flow loss combined with a history of operating or cash-flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell them. The Company has not recorded any impairment charges for the years ended December 31, 2023 and 2022.

Research and Development Expenses

For each of its R&D programs, the Company incurs both external and internal expenses. External R&D expenses include fees related to clinical and non-clinical activities performed by contract research organizations, consulting fees and costs related to laboratory services, purchases of drug product materials, and third-party manufacturing development costs. Internal R&D expenses include employee-related expenses, including share-based compensation, occupancy costs, depreciation, and general R&D overhead. Prior to the Separation, these expenses included allocations from the Former Parent.

Clinical Trial and Preclinical Study Expenses

The Company makes estimates of prepaid and/or accrued expenses as of each balance sheet date in its consolidated financial statements based on certain facts and circumstances at that time. The Company’s accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CROs”), manufacturing organizations, and for other trial- and study-related activities. Payments under the Company’s agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to R&D expenses may be necessary in future periods as the Company’s estimates change. As these activities are generally material to the Company’s financial statements, subsequent changes in estimates may result in a material change in accruals. No material changes in estimates were recognized in either of the years ended December 31, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses are primarily comprised of employee-related expenses associated with finance, human resources, legal, information technology and other administrative personnel, and occupancy costs, depreciation and third-party expenses related to financial, legal and other general and administrative functions. Prior to the Separation, these expenses included allocations from the Former Parent.

Share-Based Compensation

Certain employees of the Company participate in the Company’s share-based compensation plans and, prior to the Separation, participated in the Former Parent’s share-based compensation plans. Share-based compensation expense of the Company related to the Former Parent’s plans was recognized through allocations based on methodologies that management believes are consistent and reasonable, utilizing headcount or proportional hours worked supporting the Company and other organizational activities, as appropriate.

Share-based compensation expense is recognized over the requisite service period of the awards, which is generally the vesting period. Subsequent to the Separation, option awards granted to employees generally vest over a four year period, with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years, provided the employee remains continuously employed by the Company during the applicable vesting period; option awards granted to non-employee directors generally vest over a three-year period, provided that the director continues to serve on the Company’s board of directors during the applicable vesting period; and restricted stock unit (“RSU”) awards generally vest in four equal annual installments, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed by the Company during the applicable vesting period. See Note 6, Share-Based Compensation, for more information.

Due to its limited operating history and a limited trading history of its ordinary shares in relation to the life of its stock option grants, the Company estimates the volatility of its ordinary shares based on the volatility of comparable public companies. The expected life of a stock option is based on the average of the contractual term (generally ten years) and the vesting period.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future.

Income Taxes

Prior to the Separation, the Company was included in the Former Parent’s income tax returns, and all income taxes were paid by the Former Parent. Income tax expense and other income tax related information contained in these consolidated financial statements prior to the Separation are presented on a separate return approach as if the Company filed its own tax returns for those periods. Under this approach, the provision for income taxes represents income tax paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if the Company were a standalone taxpayer filing hypothetical income tax returns, where applicable. Current income tax liabilities were assumed to be immediately settled with the Former Parent and were relieved through “Net parent investment” account and reflected as “Net transfers from Former Parent” within financing activities in the historical combined statements of cash flows for periods prior to the Separation. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized, including the amount of U.S. and non-U.S pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying business.

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Comprehensive Loss and Loss per Share

Comprehensive loss is comprised of net loss and other comprehensive loss. The Company has no components of other comprehensive loss. Therefore, net loss equals comprehensive loss for all periods presented.

Basic net loss per share is computed by dividing the net loss in each period by the weighted average number of ordinary shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For the periods presented, ordinary share equivalents, consisting of share-based awards, were not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive. The number of shares distributed to the Former Parent’s shareholders of record on the effective date of the Distribution was used for the calculation of basic and diluted earnings per share for periods prior to the Separation as the Company had no shares outstanding prior to the Separation.

Segment Information

The Company operates as one business segment, which is the business of developing medicines designed to address unmet medical needs of patients in the area of oncology. The Company’s chief operating decision maker reviews the Company’s operating results on an aggregate basis and manages operations as a single operating unit. Prior to the Separation, the Company’s chief operating decision maker was the Chairman and Chief Executive Officer of the Former Parent. After the Separation, the Company’s chief operating decision maker is the Company’s Chief Executive Officer. All of the Company’s long-lived assets are held in Massachusetts.

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its U.S.-based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain IRS limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits. Employee and employer contributions are fully vested when made. Prior to the Separation, the Former Parent included in its 401(k) retirement savings plan substantially all of the employees of the Former Parent who would become employees of the Company. During the years ended December 31, 2023 and 2022, expenses related to the 401(k) Plan that were incurred by the Company after the Separation or that were allocated to Mural prior to the Separation totaled $1.9 million and $1.6 million, respectively.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 280”). ASU 280 requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. The amendments in ASU-280 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU-280 on its consolidated financial statements and related disclosures and does not expect the adoption of ASU-280 to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU-740”). ASU-740 requires public entities to provide enhanced disclosure of specific categories of reconciling items included in the rate reconciliation; disclosure of the nature, effect and underlying causes of each reconciling item in the rate reconciliation and the judgment used in the categorization of such items; and enhanced disclosures for income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU-740 on its consolidated financial statements and disclosures.

3. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Furniture, fixtures and equipment	$21,738	$17,470
Leasehold improvements	23,333	22,510
Construction in progress	15	1,989
Subtotal	45,086	41,969
Less: accumulated depreciation	(33,683)	(31,352)
Total property and equipment, net	$11,403	$10,617

Depreciation expense was $2.6 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued compensation	$5,858	$7,104
Accrued external research and development services	8,543	25,298
Accrued general and administrative	2,545	302
Accrued other	—	46
Total accrued expenses	$16,946	$32,750

The decrease in accrued expenses as of December 31, 2023 compared to December 31, 2022 is primarily due to the timing of invoice payments around the date of the Separation.

5. Leases

The Company’s only lease as of December 31, 2023 and 2022 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, the Company also has the ability to sub-lease its corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The lease extension commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period, which the Company is not reasonably certain to exercise. The Winter Street Lease was assigned to the Company in connection with the Separation and is used solely for operations of the Company. The Former Parent has been primarily obligated to the landlord for the Winter Street Lease, and, following the Separation, the Former Parent is jointly and severally liable with the Company for, and continues to guarantee, all obligations under the Winter Street Lease. As of December 31, 2023, the Former Parent is the applicant with respect to the letter of credit security deposit that secures the obligations of the tenant under the Winter Street Lease. The Former Parent maintains a $1.9 million collateralized letter of credit (the “Letter of Credit”) related to such security deposit as of December 31, 2023. As the Company did not have legal ownership over any bank accounts prior to the Separation, there were no cash or cash equivalents balances specifically attributable to the Company for the periods prior to the Separation and, accordingly, no amount is reflected in the consolidated financial statements related to the Letter of Credit. See Note 13, Subsequent Events, for additional information on the letter of credit agreement that the Company entered into subsequent to December 31, 2023.

As of December 31, 2023 and 2022, the incremental borrowing rate for the Winter Street Lease was 3.52%. As of December 31, 2023, the remaining term for the operating lease was 2.8 years. During the years ended December 31, 2023 and 2022, cash paid by the Company and, prior to the Separation, by the Former Parent, for amounts included for the measurement of lease liabilities was $6.4 million and $6.2 million, respectively, and are included within cash flows from operating activities.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$5,799	$6,202
Variable lease cost	4,921	3,618
Total lease cost	$10,720	$9,820

Future lease payments under non-cancelable leases as of December 31, 2023 consisted of the following:

(in thousands)	December 31, 2023
2024	$6,496
2025	6,642
2026	2,484
Total operating lease payments	$15,622
Less: imputed interest	(613)
Total operating lease liabilities	$15,009

6. Share-Based Compensation

2023 Stock Option and Incentive Plan

The Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”), which became effective on October 30, 2023, provides for the grant of up to 5,000,000 of the Company’s ordinary shares. The 2023 Plan allows the Company to make equity-based and cash-based incentive awards such as stock options, share appreciation rights, RSU awards, RSUs, unrestricted share awards, cash-based awards, and dividend equivalent rights to officers, employees, non-employee directors, and consultants, subject to the provisions of the 2023 Plan. The 5,000,000 shares provided for by the 2023 Plan include both new awards and awards that were converted to awards of the Company (“Converted Awards”) from awards previously granted under the Parent’s share-based compensation plans according to the employee matters agreement. See the section entitled “Converted Awards” below for additional information on Converted Awards and the employee matters agreement.

The 2023 Plan is administered by the Company’s Board of Directors, which may in turn delegate authority to administer the plan to a committee of the Board of Directors or an officer of the Company, referred to herein as the 2023 Plan Administrator. Subject to the terms of the 2023 Plan, the 2023 Plan Administrator has the authority to determine recipients, the number of shares or amount of cash subject to awards to be granted, the type of award, and the terms and conditions of the awards, including the exercise period and vesting terms. The fair market value of the shares on any given date is determined in good faith by the 2023 Plan Administrator; provided, however, that if the shares are listed on a national securities exchange or traded on any established market, the determination is made by reference to the closing price on such date. If there is no closing price for such date, the determination is made by reference to the last date preceding such date for which there is a closing price.

Option awards must be granted with an exercise price per ordinary share at least equal to the fair value of one ordinary share on the date of grant. The term of each option award will be fixed by the 2023 Plan Administrator and may not exceed 10 years from the date of grant. Stock options granted generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. RSUs generally vest and are settled over a four-year period, with 25% vesting and settling upon each of the first four anniversaries of the grant date.

The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will be automatically increased on January 1, 2025, and each January 1 thereafter, in an amount equal to (i) 5% of the outstanding number of the Company’s ordinary shares on the immediately preceding December 31, or (ii) such lesser number of shares as determined by the 2023 Plan Administrator. The ordinary shares underlying any awards under the 2023 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2023 Plan. At December 31, 2023, 521,733 ordinary shares were reserved and available for issuance under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) became effective on October 30, 2023. The ESPP is administered by the Company’s Board of Directors, which may in turn delegate authority to administer the plan to a committee of the Board of Directors or an officer of the Company. The ESPP initially reserves and authorizes the issuance of up to a total of 100,000 of the Company’s ordinary shares to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 100,000 ordinary shares, (ii) 1% of the outstanding number of ordinary shares on the immediately preceding December 31, or (iii) such lesser number of ordinary shares as determined by the administrator of the ESPP. The number of shares reserved under the ESPP is subject to adjustment in the event of a share split, share dividend, or other change in the Company’s capitalization.

Converted Awards

On November 13, 2023, the Company entered into the employee matters agreement with the Former Parent under which the Company agreed to convert all outstanding Former Parent stock options and RSUs held by the Company’s employees under the Former Parent’s share-based compensation plans into the Company stock options and RSU under the 2023 Plan in accordance with the conversion ratio set forth in the agreement. On December 14, 2023, the Former Parent and the Company amended the employee matters agreement to adjust the conversion ratio used to calculate the number of the Company’s RSUs issuable to each employee in exchange for each RSU of Alkermes. All outstanding equity awards held by the Company’s employees were converted and issued under the 2023 Plan in December 2023 in accordance with the amended employee matters agreement. Except for the number of underlying shares and the exercise price of the stock options, the converted awards retain substantially the same terms and conditions of the original awards, including their term and vesting conditions.

The obligation to issue replacement awards to the Company’s employees was accounted for as a modification to the original awards at the time of the Separation. The Company compared the fair value of the awards immediately before and after the Separation, resulting in incremental fair value of approximately $9.4 million. As the terms of the original employee matters agreement would have required the Company to issue approximately 8.5 million share awards to 83 employees, or 3.5 million share awards above the 5.0 million shares available for issuance under the 2023 plan, the 3.5 million shares subject to RSUs and options were accounted for as liability-classified awards and remeasured through the date on which the employee matters agreement was amended. The remeasurement of these awards resulted in the reduction of the incremental fair value associated with the modified awards of approximately $5.2 million. Of the remaining $4.2 million of incremental fair value, approximately $0.6 million was recognized immediately with the remainder to be expensed over the remaining service period. As the amendment to the employee matters agreements resulted in a decrease in the number of RSUs to be issued, no significant incremental compensation cost was incurred. The Company recorded accelerated amortization of approximately $7.3 million associated with options and RSUs that were treated as surrendered by the employees for accounting purposes in connection with the amendment to the employee matters agreement.

Former Parent Share-based Compensation Plans

The Parent has share-based compensation plans which provide for granting equity awards, including non-qualified and incentive stock options, RSUs, RSU awards, cash-based awards, and performance shares to employees, officers and directors of, and consultants to, the Former Parent. Prior to the Separation, all share-based compensation plans were managed on a consolidated basis by the Former Parent and share-based compensation expense was allocated to the Company related to stock options, time-based RSU awards and performance-based RSU awards issued by the Former Parent. Accordingly, the amounts presented are not necessarily indicative of future share-based compensation and do not necessarily reflect the amount that the Company would have issued as an independent company for the periods presented.

Stock Plan Activity

The following average assumptions were used to estimate the fair value of stock options granted by Mural following the Separation using the Black-Scholes option pricing model:

Year Ended December 31, 2023
Risk-free interest rate	4.1%
Dividend rate	0%
Expected volatility	87.1%
Expected life (years)	6.03

A summary of stock option activity under the 2023 Plan for the year ended December 31, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2022	—	$—
Aggregate impact of conversion related to the Separation	2,756,173	$4.73
Granted	592,542	$3.61
Options outstanding at December 31, 2023	3,348,715	$4.53
Options exercisable at December 31, 2023	741,936	$4.97

The weighted average grant date fair value of stock options granted during the year ended December 31, 2023 was $2.69. At December 31, 2023, there were 3.1 million stock options vested or expected to vest, with a weighted average exercise price of $4.53 per share, a weighted average contractual remaining life of 6.1 years and an aggregate intrinsic value of $4.4 million. At December 31, 2023, the aggregate intrinsic value of stock options exercisable was $0.7 million with a weighted average remaining contractual term of 4.2 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At December 31, 2023, there was $4.3 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of RSU activity under the 2023 Plan for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested outstanding at December 31, 2022	—	$—
Aggregate impact of conversion related to the Separation	863,787	$4.71
Granted	265,725	$3.61
Unvested outstanding at December 31, 2023	1,129,512	$4.45

At December 31, 2023, there was $3.8 million of unrecognized share-based compensation expense related to unvested RSUs, which will be recognized over a weighted average remaining contractual term of 1.6 years.

The following table represents share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$11,550	$9,515
General and administrative	12,559	2,416
Total share-based compensation expense	$24,109	$11,931

7. Income Taxes

Prior to the Separation, the Company was included in the income tax returns filed by the Former Parent. In preparing the historical combined financial statements for the Company for periods prior to the Separation, the Former Parent determined the tax provision for those operations on a separate return basis. The tax provision and the related tax disclosures set out below are not necessarily representative of the tax provision and the related tax disclosures that may arise in the future.

The distribution of the Company’s loss before the provision for income taxes by geographical area consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Ireland	$(187,172)	$(178,693)
U.S.	(8,115)	(6,230)
Loss before the provision for income taxes	$(195,287)	$(184,923)

The provision for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Current income tax provision:
U.S. federal	$12,138	$4,858
U.S. state	22	26
Ireland	—	—
Deferred income tax provision:
U.S. federal	—	—
U.S. state	—	—
Ireland	—	—
Total tax provision	$12,160	$4,884

The income tax provisions during the years December 31, 2023 and 2022 were primarily due to U.S. current income tax expense payable by the Former Parent as a result of the required capitalization of and the amortization of R&D expenses in accordance with Section 174 of the Internal Revenue Code of 1986.

No provision for income tax has been provided on undistributed earnings of the U.S. subsidiaries because such earnings are indefinitely reinvested in the U.S. operations. As of December 31, 2023, the Company had no unremitted earnings that were indefinitely reinvested related to its consolidated U.S. subsidiaries.

The components of the net deferred tax assets (liabilities) of the Company consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$714	$72,973
Tax credits	584	7,074
Accrued expenses	920	361
Research and development expenses	2,755	31,866
Lease liability	3,156	4,075
Share-based compensation	1,123	2,570
Other	—	3,451
Less: valuation allowance	(5,929)	(117,475)
Total deferred tax assets	$3,323	$4,895
Deferred tax liabilities:
Right-of-use assets	(2,680)	(3,851)
Property and equipment	(643)	(1,044)
Total deferred tax liabilities	$(3,323)	$(4,895)
Net deferred tax assets	$—	$—

Note that the net deferred tax assets presented in the table above and the tax attributes referred to below for the periods prior to the Separation were calculated based on the separate return method and do not represent the net deferred tax assets or tax attributes that transferred with the Company at the Separation.

The activity in the valuation allowance associated with deferred taxes consists of the following:

(in thousands)	Balance at Beginning of Period	(Additions) or Reductions (1)	Balance at End of Period
Deferred tax asset valuation allowance for the year ended December 31, 2022	$(74,131)	$(43,344)	$(117,475)
Deferred tax asset valuation allowance for the year ended December 31, 2023	$(117,475)	$111,546	$(5,929)

(1)
The additions in the year December 31, 2022 related primarily to Irish NOLs for which no benefit is recognized. The reductions in the year ended December 31, 2023 relate primarily to tax attributes forfeited to the Former Parent as part of the Separation.

At December 31, 2023, the Company maintained a valuation allowance of $5.9 million against U.S. federal and state deferred tax assets as the Company has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets could change and the valuation allowance may be released in part or in whole.

As of December 31, 2023, the Company had $2.9 million of U.S. federal NOL carryforwards and $0.5 million of federal R&D credits. The NOL carryforwards are indefinite and do not expire,and the R&D credits begin to expire in 2038. These loss and credit carryforwards are available to reduce certain future U.S. taxable income and tax, respectively. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and may be subject to limitations based upon changes in the ownership of our ordinary shares. The Company has $0.2 million of Irish NOL carryforwards which have an indefinite carryforward.

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(in thousands, except percentage amounts)	2023	2022
Statutory tax rate	21.0%	21.0%
Income tax provision at statutory rate	$(41,089)	$(38,834)
Foreign rate differential(1)	14,982	10,834
Change in valuation allowance	50,151	43,344
U.S. state income taxes, net of U.S. federal benefit	(85)	(11)
Non-deductible share-based compensation	3,680	267
Foreign derived intangible income	(10,581)	(6,750)
R&D credit	(4,990)	(4,489)
Other	(9)	—
Permanent items	101	523
Income tax provision	$12,160	$4,884
Effective tax rate	(6.1)%	(2.6)%

(1)
Represents income or losses of the Company’s Irish parent, subject to tax at a rate other than the U.S. statutory rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits
Balance, December 31, 2021	$1,784
Additions based on tax positions related to the current period	348
Balance, December 31, 2022	$2,132
Subtractions based on tax positions related to the prior period	(2,132)
Balance, December 31, 2023	$—

In years in which the Company may have unrecognized tax benefits, such unrecognized tax benefits would affect the Company’s effective tax rate prior to taking its valuation allowance into consideration. The Company had no unrecognized tax benefits at December 31, 2023. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease within the next 12 months. Note that the unrecognized tax benefits presented in the table above for the periods prior to the Separation were calculated based on the separate return method and do not represent the unrecognized tax benefits that transferred with the Company at the Separation.

The taxing jurisdictions for the Company include Ireland and the U.S. (federal and state). These jurisdictions have varying statutes of limitations. The tax years beginning in 2023 are open to examination by taxing authorities.

The Company does not have any tax returns filed as of December 31, 2023 nor has it taken any positions that would result in uncertain tax benefits.

8. Fair Value

The following table presents information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2023. The Company had no financial assets measured and recognized at fair value as of December 31, 2022.

(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market mutual funds in cash equivalents	$268,720	$268,720	$—	$—
Total	$268,720	$268,720	$—	$—

9. Commitments and Contingencies

The Company, from time to time, may be involved with lawsuits arising in the ordinary course of business. The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows.

In the normal course of business, the Company contracts with third parties for preclinical, clinical and other research and development services. These contracts generally do not contain minimum purchase commitments and are cancellable upon notice by the Company. The Company has, however, entered into agreements with contract manufacturing organizations that include noncancellable costs or that may be subject to cancellation fees. As of December 31, 2023, open purchase commitments for such noncancellable contract manufacturing costs totaled approximately $12.8 million.

See Note 5, Leases, for information related to the Company’s lease obligations.

See Note 1, Organization and Description of Business, for information related to the tax matters agreement, which governs the Company’s and the Former Parent’s respective rights, responsibilities, and obligations with respect to taxes and which contains certain indemnifications.

10. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss in each period by the weighted average number of ordinary shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For the periods presented, ordinary share equivalents, consisting of share-based awards, were not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive. There were no dilutive equity instruments as of December 31, 2022 as there were no equity awards of the Company’s ordinary shares prior to the Separation.

On November 15, 2023, the effective date of the Distribution, 16,689,740 of the Company’s ordinary shares were distributed to the Former Parent’s shareholders of record as of November 6, 2023, the record date for the Distribution. This share amount was utilized for the calculation of basic and diluted earnings per share for periods prior to the Separation as there were no shares of the Company outstanding prior to the Separation.

As of December 31, 2023 and 2022, the number of ordinary shares underlying potentially dilutive securities consist of:

	December 31,
	2023	2022
Options to purchase ordinary shares	3,348,715	—
Restricted share units	1,129,512	—
Total	4,478,227	—

11. Related Parties

Corporate expenses prior to the Separation represent shared costs of the Former Parent that have been allocated to the Company based on a systematic and rational methodology and are reflected as expenses in these consolidated financial statements. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support the Company’s information technology infrastructure, facilities, compliance, human resources, legal and finance functions, risk management, and share-based compensation administration, all of which support the operations of the Former Parent as a whole. Corporate expense allocations in the periods prior to the Separation were generally allocated to the Company based on proportional cost allocation methods using headcount, square footage, or proportional hours worked supporting the Company and other organizational activities, as applicable, which are considered to be reasonable reflections of the utilization of services provided or benefit received by the Company during the periods presented. Total corporate expense allocations from the Former Parent for the periods prior to the Separation in general and administrative expenses were $17.9 million and $17.7 million during the years ended December 31, 2023 and 2022, respectively. Total corporate expense allocations from the Former Parent for the periods prior to the Separation in R&D expenses were $146.6 million and $167.2 million during the years ended December 31, 2023 and 2022, respectively. The Former Parent assumed all of the outstanding accrued liabilities and accounts payable related to the oncology business as of the date of the Separation.

Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the consolidated financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a standalone entity. In addition, the expenses reflected in the consolidated financial statements may not be indicative of expenses that will be incurred in the future by the Company.

See Note 1, Organization and Description of Business, for details of the Company’s cash and financing arrangements. As of the date these consolidated financial statements were available for issuance, there were no existing debt or other financing agreements in place with the Former Parent. As of December 31, 2023, the Company had a receivable from the Former Parent of $5.5 million pursuant to the transition services agreements. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the preparation and basis of presentation of these consolidated financial statements, including the treatment of certain R&D costs not directly attributable to individual programs, cash and cash equivalents, share-based compensation, and 401(k) Plan expenses.

As of the date of the Separation, the Former Parent is no longer a related party to the Company.

12. Restructuring

On July 12, 2023, in conjunction with the Former Parent's ongoing review of operations and the planned separation of the oncology business, the Former Parent executed a restructuring plan, which included the elimination of certain positions that were intended to transition to the Company (the “Restructuring”). Of the charge the Former Parent recorded in the year ended December 31, 2023 as a result of the Restructuring, $1.6 million was attributable to the Company. Such charge consists of one-time termination benefits for employee severance, benefits and related costs, all of which were expected to result in cash expenditures by the Former Parent, and substantially all of which were paid by the Former Parent as of September 30, 2023. Substantially all of the charge related to the Restructuring was included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

13. Subsequent Events

On January 3, 2024, the Company entered into a $1.7 million collateralized letter of credit that secures the obligations of the tenant under the Winter Street Lease. This letter of credit is intended to replace the $1.9 million Letter of Credit maintained by the Former Parent for this purpose.

On January 12, 2024, the Company’s Board of Directors adopted the 2024 Inducement Stock Option and Incentive Plan (the “Inducement Plan”), which provides for the issuance of up to 300,000 ordinary shares as stock options, share appreciation rights, restricted share awards, restricted share units, unrestricted share awards, and dividend equivalent rights. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of the Company or (b) are commencing employment with the Company following a bona fide period of non-employment with the Company, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers may engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other of our securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

During the fourth quarter of 2023, Vicki Goodman, our Chief Medical Officer and Maiken Keson-Brookes, our Chief Legal Officer, each entered into a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). These sell-to-cover arrangements, which were adopted on December 21, 2023 and December 22, 2023, respectively, apply to restricted stock units (“RSUs”), whether vesting is based on the passage of time and/or the achievement of performance goals, granted on December 14, 2023, and any RSUs that may be granted from time to time thereafter (other than those which by their terms require us to withhold shares for tax withholding obligations in connection with vesting and settlement). These arrangements provide for the automatic sale of ordinary shares that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The number of ordinary shares that will be sold under these arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our ordinary shares at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this item is incorporated herein by reference to the sections titled “Information Regarding Directors,” “Executive Officers” and “Corporate Governance” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended fiscal year ended December 31, 2023.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. A current copy of the code is posted on the investor relations section of our website, which is located at http://www.muraloncology.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the sections titled “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Corporate Governance—Securities Authorized for Issuance Under Our Equity Compensation Plans” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the sections titled “Transactions with Related Persons” and “Corporate Governance—Director Independence” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the section titled “Proposal No. 2—Ratification of Selection of Independent Registered Public Accountants” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.
Financial statements are filed as part of this Annual Report on Form 10-K. The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
3.
The following is a list of exhibits filed or furnished as part of this Annual report on Form 10-K:

Exhibit Number	Description

2.1‡

Separation Agreement, dated as of November 13, 2023, by and between Alkermes plc and Mural Oncology plc (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2023 (File No. 001-41837)).

3.1

Amended and Restated Memorandum and Articles of Association of Mural Oncology plc (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on November 15, 2023 (File No. 001-41837)).

4.1*	Description of the registrant’s Securities registered under Section 12 of the Exchange Act.

10.1‡

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

10.3*	Amendment to Employee Matters Agreement, dated as of December 14, 2023, by and between Alkermes plc and Mural Oncology plc.

10.4‡

Transition Services Agreement, dated as of November 13, 2023, by and between Alkermes, Inc. and Mural Oncology, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2023 (File No. 001-41837)).

10.5‡

Transition Services Agreement, dated as of November 13, 2023, by and between Mural Oncology, Inc. and Alkermes, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2023 (File No. 001-41837)).

10.6#

Employment Agreement, effective as of November 15, 2023, by and between Mural Oncology, Inc. and Adam Cutler (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2023 (File No. 001-41837)).

10.7#

Employment Agreement, effective as of November 15, 2023, by and among Mural Oncology plc, Mural Oncology, Inc. and Dr. Caroline Loew (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form 10 filed with the SEC on October 10, 2023 (File No. 001-41837)).

10.8#

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

10.10

Assignment and Assumption of Lease, dated as of November 13, 2023, by and between Alkermes, Inc. and Mural Oncology, Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2023 (File No. 001-41837)).

10.11#

Mural Oncology plc 2023 Stock Option and Incentive Plan, and forms of award certificates thereunder (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form 10/A filed with the SEC on October 26, 2023 (File No. 001-41837)).

10.12#

Mural Oncology plc 2024 Inducement Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 filed with the SEC on January 16, 2024. (File No. 333-276524)).

10.13#

Mural Oncology plc 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the registrant’s Registrant Statement on Form 10/A filed with the SEC on October 26, 2023 (File No. 001-41837)).

10.14#

Form of Deed of Indemnification between Mural Oncology plc and individual directors and officers (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form 10 filed with the SEC on October 10, 2023 (File No. 001-41837)).

10.15#

Form of Indemnification Agreement between Mural Oncology, Inc. and individual directors (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form 10 filed with the SEC on October 10, 2023 (File No. 001-41837)).

10.16#

Form of Indemnification Agreement between Mural Oncology, Inc. and individual officers (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form 10 filed with the SEC on October 10, 2023 (File No. 001-41837)).

10.17*#	Mural Oncology plc Senior Executive Cash Incentive Bonus Plan.

21.1*	List of subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*#	Mural Oncology plc Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications are not to be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

‡ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Mural hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

# Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MURAL ONCOLOGY PLC

Date: March 26, 2024	By:	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Caroline Loew	Director and Chief Executive Officer	March 26, 2024
Caroline Loew, Ph.D.	(Principal Executive Officer)

/s/ Adam Cutler	Chief Financial Officer	March 26, 2024
Adam Cutler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Susan Altschuller	Director	March 26, 2024
Susan Altschuller, Ph.D., MBA

/s/ Francis Cuss	Director	March 26, 2024
Francis Cuss, M.B., B.Chir., FRCP

/s/ Benjamin Hickey	Director	March 26, 2024
Benjamin Hickey, MBA

/s/ Scott Jackson	Chairman of the Board of Directors	March 26, 2024
Scott Jackson, MBA