Form 10-Q
period 2024-03-31
Mural Oncology plc
filed 2024-05-14
CIK 1971543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 16,923,878 ordinary shares, nominal value $0.01 per share, outstanding.

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical facts, including statements about future events, future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations, are forward-looking statements that involve certain risks and uncertainties. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal” or the negative of those words or other similar expressions may identify forward-looking statements that represent our current judgment about possible future events, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Forward-looking statement in this Quarterly Report include statements about, among other things:

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

2

•
regulatory developments in the U.S. and relevant non-U.S. countries and the impact of U.S, and non-U.S. laws and regulations;
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

See Part II, Item 1A, “Risk Factors” for a further description of important factors that could cause actual results to differ materially from those in the forward-looking statements. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. If any of these risks materialize, or if any of the above assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date thereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
•
We may not achieve some or all of the expected benefits of our Separation from the Former Parent in November 2023 pursuant to which we became an independent company following the Distribution.
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

3

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

4

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,263	$270,852
Marketable securities	124,411	—
Receivable from Former Parent	1,895	5,548
Prepaid expenses	5,239	150
Other current assets	620	787
Total current assets	239,428	277,337
Property and equipment, net	10,612	11,403
Right-of-use assets	11,418	12,747
Restricted cash	1,969	258
Other assets	77	—
TOTAL ASSETS	$263,504	$301,745
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,567	$5,973
Accrued expenses	13,524	16,946
Operating lease liabilities—short-term	6,156	6,098
Total current liabilities	21,247	29,017
Operating lease liabilities—long-term	7,330	8,911
Total liabilities	28,577	37,928
Commitments and contingencies (Note 10)
Preferred shares, nominal value $0.01; 50,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued or outstanding at March 31, 2024 or December 31, 2023	—	—
Ordinary shares, nominal value $0.01; 450,000,000 ordinary shares authorized at March 31, 2024 and December 31, 2023; 16,922,550 and 16,689,740 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	169	167
Additional paid-in capital	296,606	294,507
Unrealized loss on marketable securities	(74)	—
Accumulated deficit	(61,774)	(30,857)
Total equity	234,927	263,817
TOTAL LIABILITIES AND EQUITY	$263,504	$301,745

See accompanying notes to the unaudited condensed consolidated financial statements.

5

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands except share and per share amounts)
Operating expenses
Research and development	$26,868	$40,410
General and administrative	7,165	3,746
Total operating expenses	34,033	44,156
Operating loss	(34,033)	(44,156)
Other income	3,116	—
Income tax provision	—	(2,311)
Net loss	$(30,917)	$(46,467)
Other comprehensive loss:
Unrealized loss on marketable securities	$(74)	$—
Other comprehensive loss	(74)	—
Comprehensive loss	$(30,991)	$(46,467)
Net loss per ordinary share - basic and diluted	$(1.84)	$(2.78)
Weighted average ordinary shares outstanding - basic and diluted	16,793,657	16,689,740

See accompanying notes to the unaudited condensed consolidated financial statements.

6

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Ordinary Shares
	Shares	Amount	Net Parent Investment	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2023	16,689,740	$167	$—	$294,507	$—	$(30,857)	$263,817
Issuance of ordinary shares under employee share plans	232,810	2	—	(2)	—	—	—
Share-based compensation expense	—	—	—	2,101	—	—	2,101
Unrealized loss on marketable securities	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	(30,917)	(30,917)
Balance, March 31, 2024	16,922,550	$169	$—	$296,606	$(74)	$(61,774)	$234,927

	Ordinary Shares
	Shares	Amount	Net Parent Investment	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2022	—	$—	$(21,656)	$—	$—	$—	$(21,656)
Net transfers from Former Parent prior to Separation	—	—	56,135	—	—	—	56,135
Share-based compensation expense allocated from Former Parent	—	—	2,753	—	—	—	2,753
Net loss	—	—	(46,467)	—	—	—	(46,467)
Balance, March 31, 2023	0	$—	$(9,235)	$—	$—	$—	$(9,235)

See accompanying notes to the unaudited condensed consolidated financial statements.

1

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,917)	$(46,467)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	846	530
Share-based compensation expense	2,199	2,753
Changes in assets and liabilities:
Receivable from Former Parent	3,653	—
Prepaid expenses	(5,089)	1,024
Other current assets	167	(582)
Right-of-use assets	1,329	3,066
Other assets	(77)	—
Accounts payable and accrued expenses	(7,926)	(14,664)
Operating lease liabilities	(1,523)	(1,460)
Other long-term liabilities	—	63
Cash flows used in operating activities	(37,338)	(55,737)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(124,485)	—
Additions of property and equipment	(55)	(398)
Cash flows used in investing activities	(124,540)	(398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Former Parent	—	56,135
Cash flows provided by financing activities	—	56,135
Net decrease in cash, cash equivalents and restricted cash	(161,878)	—
Cash, cash equivalents and restricted cash—beginning of period	271,110	—
Cash, cash equivalents and restricted cash—end of period	$109,232	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$—	$75
RECONCILIATION OF BALANCE SHEET TO STATEMENT OF CASH FLOWS:
Cash and cash equivalents	$107,263	$—
Restricted cash	1,969	—
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$109,232	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Mural Oncology plc and its consolidated subsidiaries (“Mural” or the “Company”), an Irish public limited company, is a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging its core competencies in immune cell modulation and protein engineering, the Company has developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. The Company was established as a shelf company in May 2017 as a private company limited by shares and was de-shelved in 2023 in connection with the Separation. In August 2023, the legal status of the Company under Irish law was altered to that of a public limited company.

The accompanying financial statements include the combined, historical financial position, results of operations, net parent investment and cash flows of Alkermes plc, an Irish public limited company, and its consolidated subsidiaries’ (the “Former Parent” or “Alkermes”) oncology business (the “oncology business”) as it was historically managed as part of the Former Parent prior to the completion of the separation of the Former Parent’s oncology business from the Former Parent’s neuroscience business on November 15, 2023 (the “Separation”), and the creation of the Company, as a result of the Distribution (as defined below), as an independent, publicly traded company, which holds the assets, liabilities, and operations associated with the oncology business.

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

In connection with the Separation, on November 13, 2023, the Company entered into certain agreements with the Former Parent to provide a framework for the Company’s relationship with the Former Parent following the Separation. These agreements include:

•
a separation agreement;
•
a tax matters agreement;
•
an employee matters agreement;
•
a lease assumption agreement; and
•
transition services agreements.

The separation agreement sets forth the Company’s agreements with the Former Parent regarding the principal actions to be taken by the Company and the Former Parent in connection with the Separation, including those related to the distribution of the Company’s ordinary shares to the Former Parent’s shareholders (the “Distribution”). The separation agreement identifies the assets transferred to, liabilities assumed by and contracts assigned to the Company, including the Winter Street Lease (as defined in Note 7, Leases), as part of the Separation, and provides for when and how such transfers, assumptions and assignments occurred. Under the terms of the separation agreement, the Former Parent granted the Company a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to any intellectual property controlled by the Former Parent as of the date of the Distribution, allowing the Company to use such intellectual property for the oncology business, and the Company granted the Former Parent a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to intellectual property transferred to the Company as part of the Separation for the Former Parent’s use outside of the oncology business. Each of the Company and the Former Parent agreed to releases with respect to pre-Distribution claims, and cross-indemnities with respect to post-Distribution claims, that are principally designed to place financial responsibility for the obligations and liabilities allocated to the Company under the separation agreement with the Company, and financial responsibility for the obligations and liabilities allocated to the Former Parent under the separation agreement with the Former Parent. The Company and the Former Parent are also each subject to mutual six-month employee non-solicitation and non-hire restrictions, subject to certain customary exceptions, and certain confidentiality restrictions and information sharing obligations.

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

The Former Parent effected the Separation through the Distribution on November 15, 2023. On the effective date of the Distribution, each Alkermes shareholder received one ordinary share of the Company for every ten ordinary shares of Alkermes held as of the close of business on November 6, 2023, the record date for the Distribution. Registered shareholders received cash in lieu of any fractional ordinary shares of the Company that they would have received as a result of the application of the distribution ratio. As a result of the Separation and the Distribution, the Company operates as an independent, publicly traded company and commenced trading under the symbol “MURA” on the Nasdaq Global Market on November 16, 2023.

Liquidity

Under Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company has generated operating losses for all the historical periods presented and expects to continue to generate operating losses for the foreseeable future. The Company expects to fund its operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent at the time of the Separation. The Company’s continued operations were dependent on the funding received from the Former Parent through the Separation and, going forward, will be dependent on its ability to generate cash from operating activities and to raise additional capital to finance its future operations subsequent to the Separation. The Company will need additional financing to support its continuing operations and further develop or commercialize any product candidates. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of the planned research or development programs or be unable to expand or continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. For the four-year period beginning two years before and ending two years after the Distribution, the Company is prohibited under the tax matters agreement with the Former Parent from taking or failing to take actions that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), which may limit for a period of time the Company’s ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions.

The Company expects that, based on its current operating plans, the Company’s existing cash and cash equivalents will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mural Oncology plc and its wholly-owned subsidiaries. For the periods prior to the Separation, the accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a standalone basis and are derived from the Former Parent’s consolidated financial statements and accounting records. All intercompany transactions and accounts within the Company have been eliminated.

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, for the periods prior to the Separation, reflect the historical results of operations, financial position and cash flows of Mural, as included in the consolidated financial statements of the Former Parent and using the Former Parent’s historical accounting policies. For the periods prior to the Separation, these unaudited condensed consolidated financial statements do not purport to reflect what the Company’s results of operations, financial position or cash flows would have been had the Company operated as a standalone public company prior to the Separation, nor are they necessarily indicative of the Company’s future results of operations, financial position, or cash flows.

As the Company’s operations were not historically held by a single legal entity or separate legal entities, net parent investment is shown in lieu of stockholders’ equity in the historical combined financial statements for the periods prior to the Separation. Net parent investment represents the cumulative investment by the Former Parent in the Company through the dates presented, inclusive of operating results. All transactions between the Company and the Former Parent are considered to be effectively settled in the unaudited condensed consolidated financial statements at the time the transaction is recorded. The effects of the settlement of these transactions between the Company and the Former Parent are reflected in the unaudited condensed consolidated statements of cash flows as “Net transfers from Former Parent” within financing activities and in the unaudited condensed consolidated statements of equity (deficit) as “Net parent investment.”

Historically, the Company was dependent upon the Former Parent for all of its working capital and financing requirements, as the Former Parent used a centralized approach to cash management and financing its operations. There were no cash amounts specifically attributable to the Company for the historical periods presented prior to the Separation. Financing transactions prior to the Separation related to the Former Parent are accounted for as a financing activity on the accompanying unaudited condensed consolidated statements of cash flows through the date of the Separation. In connection with the Separation, certain assets and liabilities that were included on the consolidated balance sheet prior to the Separation were retained by the Former Parent and were therefore adjusted through net parent investment in the Company’s consolidated financial statements.

The unaudited condensed consolidated financial statements of the Company include, for the periods prior to the Separation, the assets, liabilities, and expenses of the Former Parent that management has determined are specifically identifiable to the Company, such as those related to direct internal and external R&D activities as well as leases and fixed assets specifically identifiable to the oncology business. Based on the nature of the Company as a pre-revenue, development-stage biotechnology company, the unaudited condensed consolidated financial statements of the Company do not include any revenue or commercial expenses of the Former Parent. The unaudited condensed consolidated financial statements of the Company also include, for the periods prior to the Separation, an allocation of costs that were not directly attributable to the operations of the Company, including the costs of general and administrative support functions that were provided by the Former Parent, such as senior management, information technology, legal, accounting and finance, human resources, facility, and other corporate services. In addition, the Company’s unaudited condensed consolidated financial statements include, for the periods prior to the Separation, an allocation of certain R&D costs not directly attributable to individual programs. These costs have been allocated to the Company for the purposes of preparing the unaudited condensed consolidated financial statements based on proportional cost allocation methods using headcount, square footage or proportional hours worked supporting the Company and other organizational activities, as applicable, which are considered to be reasonable reflections of the utilization of services provided or benefit received by the Company during the periods presented. Management considers that such allocations have been made on a reasonable basis; however, these allocations may not necessarily be indicative of the costs that would have been incurred if the Company had operated on a standalone basis for the periods presented and, therefore, may not reflect the Company’s results of operations, financial position, and cash flows had the Company operated as a standalone entity during the periods presented. See Note 12, Related Parties, for additional information regarding related-party transactions with the Former Parent.

The Company expects to incur additional operating expenses to operate as an independent publicly traded company, including various corporate functions, incremental information technology-related costs and incremental costs to operate standalone accounting, legal and other administrative functions. These functions were provided to the Company prior to the Separation by the Former Parent and will continue under a transition services agreement with the Former Parent or will be performed using the Company’s own resources.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2023. The condensed consolidated financial statements for the three months ended March 31, 2023 were derived from the Former Parent’s audited financial statements. The year-end condensed consolidated balance sheet data, which are presented for comparative purposes, were derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”). The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments and methodologies, including but not limited to, those related to allocations of expenses, assets and liabilities from the Former Parent’s historical financials to the Company, the impairment of long-lived assets, and measurement of share-based compensation, leases, and income taxes including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience of the Former Parent and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 are consistent with those discussed herein and in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 280”). ASU 280 requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. The amendments in ASU-280 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU-280 on its consolidated financial statements and related disclosures and does not expect the adoption of ASU-280 to have a material impact on the Company’s consolidated financial statements.

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

3. Cash, Cash Equivalents and Marketable Securities

As of March 31, 2024, the Company had cash and cash equivalents of $107.3 million and marketable securities of $124.4 million. As of December 31, 2023, the Company had cash and cash equivalents of $270.9 million and no marketable securities. In addition, the Company had a long-term restricted cash balance of $2.0 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively, which was restricted for a letter of credit and for use pertaining to corporate credit cards. See Note 7, Leases, for additional information regarding the letter of credit.

Cash and cash equivalents are carried at cost, which approximates fair market value. Marketable securities are classified as available for sale and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of equity. All of the realized gains and losses on the sale of these marketable securities are determined using the specific identification method. There were no realized gains or losses as of March 31, 2024.

Marketable securities, all of which had maturities of less than one year, consisted of the following:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
U.S. treasury securities	$97,490	$—	$(28)	$97,462
U.S. government agency bonds	26,995	—	(46)	26,949
Total marketable securities	$124,485	$—	$(74)	$124,411

The following table shows the fair value and gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to have credit losses and for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024. It is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

	Less than 12 months
(in thousands)	Estimated Fair Value	Unrealized Losses
Marketable securities with unrealized losses:
U.S. treasury securities	90,597	(28)
U.S. government agency bonds	26,949	(46)
Total	$117,546	$(74)

4. Fair Value

The following table presents information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2024. The fair value of these financial assets was determined based on three levels of input as follows:

•
Level 1 - Quoted prices in active markets for identical assets;
•
Level 2 - Observable inputs other than quoted prices in active markets; and
•
Level 3 - Unobservable inputs.

(in thousands)	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market mutual funds in cash equivalents	$106,639	$106,639	$—	$—
Marketable securities:
U.S. treasury securities	97,462	—	97,462	—
U.S. government agency bonds	26,949	—	26,949	—
Total	$231,050	$106,639	$124,411	$—

The following table presents information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2023.

(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market mutual funds in cash equivalents	$268,720	$268,720	$—	$—
Total	$268,720	$268,720	$—	$—

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Furniture, fixtures and equipment	$21,793	$21,738
Leasehold improvements	23,333	23,333
Construction in progress	15	15
Subtotal	45,141	45,086
Less: accumulated depreciation	(34,529)	(33,683)
Total property and equipment, net	$10,612	$11,403

Depreciation expense was $0.8 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued external research and development services	$8,105	$8,543
Accrued compensation	3,049	5,858
Accrued general and administrative	2,290	2,545
Accrued other	80	—
Total accrued expenses	$13,524	$16,946

7. Leases

The Company’s only lease as of March 31, 2024 and December 31, 2023 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, the Company also has the ability to sub-lease its corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The lease extension commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period, which the Company is not reasonably certain to exercise.

The Winter Street Lease was assigned to the Company in connection with the Separation and is used solely for operations of the Company. The Former Parent has been primarily obligated to the landlord for the Winter Street Lease, and, following the Separation, the Former Parent is jointly and severally liable with the Company for, and continues to guarantee, all obligations under the Winter Street Lease. As of December 31, 2023, the Former Parent was the applicant with respect to a letter of credit security deposit that secured the obligations of the tenant under the Winter Street Lease. The Former Parent maintained a $1.9 million collateralized letter of credit (the “Former Parent Letter of Credit”) related to such security deposit as of December 31, 2023. As the Company did not have legal ownership over any bank accounts prior to the Separation, there were no cash or cash equivalents balances specifically attributable to the Company for the historical periods presented and, accordingly, no amount related to the Former Parent Letter of Credit was reflected in the consolidated financial statements prior to the Separation. On January 3, 2024, the Company entered into a $1.7 million collateralized letter of credit that secures the obligations of the tenant under the Winter Street Lease. This letter of credit replaced the $1.9 million Former Parent Letter of Credit.

As of the three months ended March 31, 2024 and 2023, the incremental borrowing rate for the Winter Street Lease was 3.52%. As of March 31, 2024, the remaining term for the operating lease was 2.6 years. During each of the three months ended March 31, 2024 and 2023, cash paid by the Company and, prior to the Separation, by the Former Parent, for amounts included for the measurement of lease liabilities was $1.6 million, and is included within cash flows from operating activities.

The following table summarizes the effect of lease costs in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Operating lease cost	$1,406	$1,550
Variable lease cost	1,235	1,199
Total lease cost	$2,641	$2,749

Future lease payments under non-cancelable leases as of March 31, 2024 consisted of the following:

(in thousands)	March 31, 2024
Remainder of 2024	$4,895
2025	6,642
2026	2,484
Total operating lease payments	$14,021
Less: imputed interest	(535)
Total operating lease liabilities	$13,486

8. Share-Based Compensation

2023 Stock Option and Incentive Plan

The Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”), which became effective on October 30, 2023, provides for the grant of up to 5,000,000 of the Company’s ordinary shares. The 2023 Plan allows the Company to make equity-based and cash-based incentive awards such as stock options, share appreciation rights, RSUs, restricted share awards, unrestricted share awards, cash-based awards, and dividend equivalent rights to officers, employees, non-employee directors, and consultants, subject to the provisions of the 2023 Plan.

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

The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will be automatically increased on January 1, 2025, and each January 1 thereafter, in an amount equal to (i) 5% of the outstanding number of the Company’s ordinary shares on the immediately preceding December 31, or (ii) such lesser number of shares as determined by the 2023 Plan Administrator. The ordinary shares underlying any awards under the 2023 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2023 Plan. At March 31, 2024, 430,191 ordinary shares were reserved and available for issuance under the 2023 Plan.

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

2024 Inducement Stock Option and Incentive Plan

The Company’s 2024 Inducement Stock Option and Incentive Plan (the “2024 Plan”), which became effective on January 12, 2024, provides for the grant of up to 300,000 of the Company’s ordinary shares. The 2024 Plan allows the Company to make equity-based incentive awards such as non-qualified stock options, share appreciation rights, RSUs, restricted share awards, unrestricted share awards, and dividend equivalent rights to persons who (a) were not previously an employee or director of the Company or (b)

are commencing employment with the Company following a bona fide period of non-employment with the Company, in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4), subject to the provisions of the 2024 Plan.

The 2024 Plan is administered by the Company’s Board of Directors, which may in turn delegate authority to administer the plan to a committee of the Board of Directors, referred to herein as the 2024 Plan Administrator. Subject to the terms of the 2024 Plan, the 2024 Plan Administrator has the authority to determine recipients, the number of shares subject to awards to be granted, the type of award, and the terms and conditions of the awards, including the exercise period and vesting terms. The fair market value of the shares on any given date is determined in good faith by the 2024 Plan Administrator; provided, however, that if the shares are listed on a national securities exchange or traded on any established market, the determination is made by reference to the closing price on such date. If there is no closing price for such date, the determination is made by reference to the last date preceding such date for which there is a closing price.

Option awards must be granted with an exercise price per ordinary share at least equal to the fair value of one ordinary share on the date of grant. The term of each option award will be fixed by the 2024 Plan Administrator and may not exceed 10 years from the date of grant. Stock options granted generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. RSUs generally vest and are settled over a four-year period, with 25% vesting and settling upon each of the first four anniversaries of the grant date.

The ordinary shares underlying any awards under the 2024 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2024 Plan. At March 31, 2024, 279,000 ordinary shares were reserved and available for issuance under the 2024 Plan.

Converted Awards

On November 13, 2023, the Company entered into the employee matters agreement with the Former Parent under which the Company agreed to convert all outstanding Former Parent stock options and RSUs held by the Company’s employees under the Former Parent’s share-based compensation plans into the Company stock options and RSUs under the 2023 Plan in accordance with the conversion ratio set forth in the agreement. On December 14, 2023, the Former Parent and the Company amended the employee matters agreement to adjust the conversion ratio used to calculate the number of the Company’s RSUs issuable to each employee in exchange for each RSU of the Former Parent. All outstanding equity awards held by the Company’s employees were converted and issued under the 2023 Plan in December 2023 in accordance with the amended employee matters agreement. Except for the number of underlying shares and the exercise price of the stock options, the converted awards retain substantially the same terms and conditions of the original awards, including their term and vesting conditions.

Former Parent Share-based Compensation Plans

The Former Parent had share-based compensation plans which provided for granting equity awards, including non-qualified and incentive stock options, RSUs, RSU awards, cash-based awards, and performance shares to employees, officers and directors of, and consultants to, the Former Parent. Prior to the Separation, all share-based compensation plans were managed on a consolidated basis by the Former Parent and share-based compensation expense was allocated to the Company related to stock options, time-based RSU awards and performance-based RSU awards issued by the Former Parent. Accordingly, the amounts presented for periods prior to the Separation are not necessarily indicative of future share-based compensation and do not necessarily reflect the amount that the Company would have issued as an independent company for the periods presented.

Stock Plan Activity

The following average assumptions were used to estimate the fair value of stock options granted by the Company three months ended March 31, 2024 using the Black-Scholes option pricing model:

Three Months Ended March 31, 2024
Risk-free interest rate	4.1%
Dividend rate	0%
Expected volatility	87.4%
Expected life (years)	6.2

A summary of stock option activity under the 2023 Plan and the 2024 Plan for the three months ended March 31, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	3,348,715	$4.53
Granted	359,874	$5.37
Cancelled/forfeited	(338,687)	$4.64
Options outstanding at March 31, 2024	3,369,902	$4.61
Options exercisable at March 31, 2024	1,355,800	$4.65

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2024 was $4.05. At March 31, 2024, there were 3.1 million stock options vested or expected to vest, with a weighted average exercise price of $4.61 per share, a weighted average contractual remaining life of 6.8 years and an aggregate intrinsic value of $1.8 million. At March 31, 2024, the aggregate intrinsic value of stock options exercisable was $0.8 million with a weighted average remaining contractual term of 4.7 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At March 31, 2024, there was $4.4 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.

A summary of RSU activity under the 2023 Plan and the 2024 Plan for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested outstanding at December 31, 2023	1,129,512	$4.45
Granted	193,776	$5.34
Vested	(232,810)	$4.32
Cancelled/forfeited	(102,381)	$4.70
Unvested outstanding at March 31, 2024	988,097	$4.63

At March 31, 2024, there was $3.2 million of unrecognized share-based compensation expense related to unvested RSUs, which will be recognized over a weighted average remaining contractual term of 1.8 years.

The following table represents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$1,066	$2,222
General and administrative	1,133	531
Total share-based compensation expense	$2,199	$2,753

9. Income Taxes

During the three months ended March 31, 2024, the Company recorded no tax provision expense. During the three months ended March 31, 2023, the Company recorded income tax provisions of $2.3 million related to its U.S. entity. The income tax provision was primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Code. The provision was calculated on a separate return basis and is not necessarily representative of the tax provision that may arise in the future. Net operating losses previously reported by the Former Parent did not carry over to the Company after the Separation.

On a quarterly basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to determine the recoverability of such deferred tax assets. In the first quarter of 2024, the Company reassessed the valuation allowance and considered all positive and negative evidence, including its cumulative losses over the year ended December 31, 2023 and the three months ended March 31, 2024 and concluded that it should maintain the valuation allowance on its Irish net operating losses and other Irish and U.S. deferred tax assets as of March 31, 2024.

10. Commitments and Contingencies

The Company, from time to time, may be involved with lawsuits arising in the ordinary course of business. the Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows.

In the normal course of business, the Company contracts with third parties for preclinical, clinical and other research and development services. These contracts generally do not contain minimum purchase commitments and are cancellable upon notice by the Company. The Company has, however, entered into agreements with contract manufacturing organizations that include noncancellable costs or that may be subject to cancellation fees. As of March 31, 2024, open purchase commitments for such noncancellable contract manufacturing costs totaled approximately $10.5 million.

See Note 7, Leases, for information related to the Company’s lease obligations.

See Note 1, Organization and Description of Business, for information related to the tax matters agreement, which governs the Company’s and the Former Parent’s respective rights, responsibilities, and obligations with respect to taxes and which contains certain indemnifications.

11. Net Loss per Share

Basic net loss per share is computed by dividing the net loss in each period by the weighted average number of ordinary shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For the periods presented, ordinary share equivalents, consisting of share-based awards, were not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive. There were no dilutive equity instruments as of March 31, 2023 as there were no equity awards of the Company’s ordinary shares prior to the Separation.

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

As of March 31, 2024 and 2023, the number of ordinary shares underlying potentially dilutive securities consist of:

	March 31,
	2024	2023
Options to purchase ordinary shares	3,369,902	—
Restricted share units	988,097	—
Total	4,357,999	—

12. Related Parties

Corporate expenses prior to the Separation represent shared costs of the Former Parent that have been allocated to the Company based on a systematic and rational methodology and are reflected as expenses in these unaudited condensed consolidated financial statements. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support the Company’s information technology infrastructure, facilities, compliance, human resources, legal and finance functions, risk management, and share-based compensation administration, all of which support the operations of the Former Parent as a whole. Corporate expense allocations in the periods prior to the Separation were generally allocated to the Company based on proportional cost allocation methods using headcount, square footage, or proportional hours worked supporting the Company and other organizational activities, as applicable, which are considered to be reasonable reflections of the utilization of services provided or benefit received by the Company during the periods presented. Total corporate expense allocations from the Former Parent for the periods prior to the Separation in general and administrative expenses were $3.7 million during the three months ended March 31, 2023. Total corporate expense allocations from the Former Parent for the periods prior to the Separation in R&D expenses were $40.4 million during the three months ended March 31, 2023. The Former Parent assumed all of the outstanding accrued liabilities and accounts payable related to the oncology business as of the date of the Separation.

Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the unaudited condensed consolidated financial statements; however, the expenses reflected in these unaudited condensed consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a standalone entity. In addition, the expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of expenses that will be incurred in the future by the Company.

See Note 1, Organization and Description of Business, for details of the Company’s cash and financing arrangements. As of the date these unaudited condensed consolidated financial statements were available for issuance, there were no existing intercompany debt or other financing agreements in place with the Former Parent. As of March 31, 2024, the Company had a receivable from the Former Parent of $1.9 million pursuant to the transition services agreements. During the three months ended March 31, 2024, the Company received $4.9 million from the Former Parent and paid $4.0 million to the Former Parent pursuant to the transition services agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 the (“Annual Report on Form 10-K”. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors” appearing elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission (the “SEC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we have developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), is an investigational, engineered interleukin-2 (“IL-2”) cytokine designed to capture and expand the therapeutic benefits of high-dose recombinant human IL-2, while mitigating its hallmark toxicities. In our clinical proof of concept study, nemvaleukin generated durable responses as a single agent and in combination with pembrolizumab across a range of tumor types. Nemvaleukin is currently in two potentially registrational studies, the ARTISTRY-6 (Cohort 2) trial for the treatment of mucosal melanoma as a monotherapy and the ARTISTRY-7 trial for the treatment of platinum-resistant ovarian cancer (“PROC”) in combination with pembrolizumab. We expect to report topline overall survival results for the interim analysis from our ARTISTRY-7 trial in PROC in the first quarter of 2025, subject to reaching the required number of events for the analysis, and topline results from Cohort 2 in our ARTISTRY-6 trial in mucosal melanoma in the first half of 2025, subject to patient enrollment. We are also testing a newly recommended phase 2 dose of less-frequent intravenous (“LFIV”) nemvaleukin (infusions on days 1 and 8 per three-week dosing cycle) in monotherapy in patients with cutaneous melanoma in Cohort 3 of the ARTISTRY-6 trial. We are also testing the same LFIV dosing regimen of nemvaleukin in combination with pembrolizumab in patients with cutaneous melanoma in Cohort 4 of the ARTISTRY-6 trial. We expect to report preliminary monotherapy data from Cohort 3 in the first half of 2025 and preliminary combination data from Cohort 4 in the second half of 2025. We are also conducting the ARTISTRY-3 trial, a Phase 1/2 open-label study of intravenous nemvaleukin in patients with advanced solid tumors after treatment failure or intolerance to one to three prior FDA-approved targeted therapies. In addition to nemvaleukin, we are also developing engineered therapies targeting the interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) pathways, which have demonstrated therapeutic potential in third-party preclinical and clinical studies. We are currently conducting discovery-phase activities for our IL-18 and IL-12 programs, and we plan to nominate a product candidate in each program in 2024.

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

The employee matters agreement, as amended in December 2023, governs our and the Former Parent’s rights, responsibilities, and obligations after the Separation with respect to employment, benefits and compensation matters relating to employees and former employees (and their respective dependents and beneficiaries) who are or were associated with the Former Parent, including those who became our employees in connection with the Separation. The employee matters agreement also specifies the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans; other human resources, employment and employee benefits matters; and the treatment of equity-based awards granted by the Former Parent prior to the Separation to employees who became our employees in connection with the Separation.

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

The Former Parent effected the Separation through the Distribution on November 15, 2023. Liabilities incurred prior to the Separation remained obligations of the Former Parent unless otherwise specified in the separation agreement. On the effective date of the Distribution, each Alkermes shareholder received one of our ordinary shares for every ten ordinary shares of Alkermes held as of the close of business on November 6, 2023, the record date for the Distribution. Registered shareholders received cash in lieu of any of our fractional ordinary shares that they would have received as a result of the application of the distribution ratio. As a result of the Separation and the Distribution, we operate as an independent, publicly traded company and commenced trading under the symbol “MURA” on the Nasdaq Global Market on November 16, 2023.

Our historical combined financial statements for the periods prior to the date of the Separation have been prepared on a standalone basis and are derived from the Former Parent’s consolidated financial statements and accounting records. Since the date of the Separation, we present our financial statements on a consolidated basis as a standalone publicly traded company.

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report and in the notes to the consolidated financial statements in our Annual Report on Form 10-K for additional information on the preparation and basis of presentation of our audited consolidated financial statements and unaudited condensed consolidated financial statements. Our financial position, results of operations and cash flows historically operated as part of the Former Parent’s financial position, results of operations and cash flows prior to and until the Distribution. The unaudited condensed consolidated financial statements may not be indicative of our future performance and do not necessarily reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods prior to the Separation. Our operating structure and capitalization have changed as a result of the Separation, and we expect them to continue to change as we continue to establish operations as an independent company.

Components of Results of Operations

Prior to the date of the Separation, our operations were managed in the normal course of business as part of the Former Parent. Accordingly, certain shared costs were allocated to us and reflected as expenses in the historical consolidated financial statements, as described in greater detail in the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. We considered the allocation methodologies used to be a reasonable and appropriate reflection of the historical

Former Parent expenses attributable to us for purposes of the standalone financial statements. The expenses reflected in the historical consolidated financial statements may not be indicative of expenses that will be incurred by us in the future. The following discussion summarizes the key factors we believe are necessary for an understanding of our unaudited condensed consolidated financial statements.

Revenue

Through March 31, 2024, we have not recognized any revenue and do not expect to generate substantial product revenue in the near future, if at all, as we do not currently have an approved product. If our development efforts for our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

Other Income

Other income consists primarily of interest income. We earn interest income from interest-bearing cash accounts and money market mutual funds, which we classify as cash and cash equivalents. We also record in other income any gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies due to changes in underlying exchange rates.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our R&D expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.1	$3.6	$(3.5)
ARTISTRY-2	—	0.4	(0.4)
ARTISTRY-3	0.6	1.2	(0.6)
ARTISTRY-6	2.0	3.4	(1.4)
ARTISTRY-7	7.1	3.9	3.2
Other program spend	3.2	5.4	(2.2)
Early discovery programs	0.6	1.4	(0.8)
Other external R&D expenses	1.5	3.4	(1.9)
Total external R&D expenses	15.1	22.7	(7.6)
Internal R&D expenses:
Employee-related	9.1	14.6	(5.5)
Occupancy	2.4	2.7	(0.3)
Depreciation	0.3	0.4	(0.1)
Total internal R&D expenses	11.8	17.7	(5.9)
Research and development expenses	$26.9	$40.4	$(13.5)

The decrease in R&D expenses in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to decreased headcount compared to the headcount allocated to us by the Former Parent prior to the Separation, decreased spend on the ARTISTRY-1 and ARTISTRY-2 trials as activities related to the ARTISTRY-1 and ARTISTRY-2 trials wound down in 2023, and decreased manufacturing spend on other programs. These decreases were partially offset by increased spend on the ARTISTRY-7 trial related to increased enrollment and associated clinical trial expenses.

General and Administrative Expenses

The following table sets forth our G&A expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
General and administrative expense	$7.2	$3.7	$3.5

The increase in G&A expense in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to increases in employee-related expenses and professional fees associated with operating as a standalone public company after the Separation.

Other Income

The following table sets forth our other income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Other income	$3.1	$—	$3.1

The other income in the three months ended March 31, 2024 and 2023 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

Income Tax Provision

The following table sets forth our income tax provision expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Income tax provision	$—	$(2.3)	$2.3

The income tax provision expense for the three months ended March 31, 2023 was primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”). As noted in Note 9, Income Taxes, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this

Quarterly report, we continue to maintain a valuation allowance on our Irish net operating losses and other Irish and U.S. deferred tax assets as of March 31, 2024.

Liquidity and Capital Resources

We have historically participated in the Former Parent’s centralized approach to cash management, and, therefore, there were no cash amounts specifically attributable to us prior to the Separation. Historically, the primary source of liquidity for our business was funding by the Former Parent of the expenses allocated to the oncology business from the Former Parent. Transfers of cash to and from the Former Parent prior to the Separation have been reflected in net parent investment in the unaudited condensed consolidated balance sheets, statements of cash flows and statements of equity (deficit). The Former Parent continued to fund the cash needs of the oncology business through the date of the Separation. On November 14, 2023, in connection with the Separation, we received a cash contribution of $275.0 million from the Former Parent.

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
•
build out commercial infrastructure, including medical affairs, manufacturing, and distribution, as needed, in the event our product candidates obtain marketing approval;
•
advance our IL-18 and IL-12 programs towards clinical development;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and our operations as a public company; and
•
maintain, expand and protect our intellectual property portfolio.

We believe, based on our operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Furthermore, for the four-year period beginning two years before and ending two years after the Distribution, we are restricted from entering into certain transactions pursuant to a tax matters agreement we entered into with the Former Parent. We are prohibited under the tax matters agreement, except in specific circumstances, from certain actions, including: (i) entering into or approving any transaction involving the acquisition of outstanding or newly issued Mural equity that, when combined with other non-excepted changes in ownership of our ordinary shares, results in a change in ownership of more than a specified percentage; (ii) liquidating or partially liquidating, or merging or consolidating (unless we are the survivor); (iii) making or changing any entity classification election; (iv) ceasing to be engaged in an active trade or business, or selling, transferring or disposing of more than a specified percentage of the assets of any active trade or business or reducing the number of full-time employees engaged in any active trade or business by more than a specified percentage; (v) amending any of our organizational documents or taking any action affecting the voting rights of our ordinary shares; (vi) redeeming or otherwise repurchasing any of our outstanding shares or options; or (vii) taking or failing to take any other action that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, except for cash received in lieu of fractional ordinary shares. For more information, see “Risk Factors— Risks Related to Tax Matters” in this Quarterly Report.

If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product candidate development or future commercialization efforts, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and/or market ourselves. See section entitled “Risk Factors—Risks Related to Our Financial Position and Capital Needs” in this Quarterly Report. We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

Cash Flows

As the Former Parent managed our cash and financing arrangements prior to the Separation, excess cash generated, if any, was deemed remitted to the Former Parent and all sources of cash were deemed funded by the Former Parent. The following table summarizes our cash flow activity:

	Three Months Ended March 31,
(in millions)	2024	2023
Cash, cash equivalents and restricted cash, beginning of period	$271.1	$—
Cash flows used in operating activities	$(37.3)	$(55.7)
Cash flows used in investing activities	$(124.6)	$(0.4)
Cash flows provided by financing activities	$—	$56.1
Cash, cash equivalents and restricted cash, end of period	$109.2	$—

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $37.3 million which was primarily the result of our net loss of $30.9 million, partially offset by non-cash charges of $3.0 million. The most significant non-cash charge we incurred was share-based compensation of $2.2 million. We also used $9.5 million in cash from working capital, primarily related to an increase in prepaid expenses and decreases in accounts payable and operating lease liabilities, partially offset by a decrease in our right-of-use assets.

Net cash used in operating activities for the three months ended March 31, 2023 was $55.7 million which was primarily the result of our net loss of $46.5 million, partially offset by non-cash charges of $3.3 million. The most significant non-cash charge we incurred was share-based compensation of $2.8 million. Working capital provided $12.6 million in cash, primarily related to a $14.7 million increase in accounts payable and accrued expenses, partially offset by a $3.1 million increase in our right-of-use assets.

Investing Activities

Net cash used in investing activities was $124.5 million for the three months ended March 31, 2024, which was primarily due to the purchase of marketable securities. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2023, which was due to the purchase of property and equipment.

Financing Activities

As the Former Parent managed our cash and financing arrangements until the Separation, all sources of cash prior to the Separation were deemed funded by the Former Parent. Net cash provided by financing activities for the three months ended March 31, 2023 was due to the funding of our operating and investing activities by the Former Parent.

Contractual Obligations and Commitments

Our only lease as of March 31, 2024 and December 31, 2023 was the Winter Street Lease, an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space. Under the terms of the Winter Street Lease, we also have the ability to sub-lease our corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The extension term commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the Winter Street Lease for an additional five-year period, which we are not reasonably certain to exercise.

The Winter Street Lease was assigned to us in connection with the Separation and is used solely for our operations. The Former Parent has been primarily obligated to the landlord for the Winter Street Lease, and, following the Separation, the Former Parent is jointly and severally liable with us for, and continues to guarantee, all obligations under the Winter Street Lease. Furthermore, prior to the Separation, the Former Parent was the applicant with respect to a letter of credit security deposit that secured the obligations of the tenant under the Winter Street Lease. The Former Parent maintained a $1.9 million collateralized letter of credit (the “Former Parent Letter of Credit”) related to such security deposit as of December 31, 2023. As we did not have legal ownership over any bank accounts prior to the Separation, there were no cash or cash equivalents balances specifically attributable to us for the periods prior to the Separation and, accordingly, no amount is reflected in the consolidated financial statements for the periods prior to the Separation related to the Former Parent Letter of Credit. On January 3, 2024, we entered into a $1.7 million collateralized letter of credit that secures the obligations under the Winter Street Lease to replace the letter of credit maintained by the Former Parent.

As of March 31, 2024, the remaining contractual operating lease liability associated with the Winter Street Lease was $13.5 million. For additional information on our operating lease, see Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared on a standalone basis and are derived from the Former Parent’s consolidated financial statements and accounting records for the periods prior to the Separation. Our management’s discussion and analysis of our financial condition and results of operations is based on those unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to allocation of corporate expenses, accrued research and development expenses, share-based compensation expense, leases and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies or estimates from those described in the “Critical Accounting Policies and Significant Judgments and Estimates” section in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for a discussion of the accounting policies and estimates we deem to be most critical to the preparation of our consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements, if any, that may potentially impact our financial position and results of operations is disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should consider carefully the following risks and uncertainties, together with all the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and notes thereto, when evaluating our ordinary shares. The impact from these risks and uncertainties may be materially adverse to our business, prospects, financial condition and results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially harm our business, prospects, financial condition and results of operations. As a result, the trading price of our ordinary shares could decline, which could decrease the value of our ordinary shares that you hold.

Risks Related to Our Financial Position and Capital Needs

Because we have a very limited operating history as a standalone company, valuing our business and predicting our prospects is challenging.

Historically and through the date of our Separation from Alkermes plc (the “Former Parent” or “Alkermes”), our business was conducted by the Former Parent. As a result, we have a very limited operating history as a standalone company. We are developing a pipeline of immunotherapies that may meaningfully improve the lives of patients with cancer and have progressed our lead product candidate, nemvaleukin alfa (“nemvaleukin”), into potentially registrational clinical trials. The conduct of our business by the Former Parent prior to the Separation and our operations to date have focused primarily on organizing and staffing our company, business planning, identifying potential product candidates, and conducting clinical trials and preclinical studies for our product candidates. We have not yet demonstrated an independent ability to successfully complete any registrational clinical trials, obtain regulatory approvals, manufacture a clinical- or commercial-scale product, or conduct the sales and marketing activities necessary for successful product commercialization. Following the Separation, the Former Parent will continue to provide some of these functions to us for a specified time period, as described in Note 1, Organization and Description of Business, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have made and will need to continue to make investments to replicate or outsource from other providers certain manufacturing facilities, systems, infrastructure and personnel to which we no longer have access following our Separation from the Former Parent. Any initiatives to develop an independent ability to operate without access to the Former Parent’s existing operational and administrative infrastructure will include implementation costs. We may not be able to operate our business efficiently or at comparable costs to our pre-Separation operations. Consequently, any predictions made about our future success or viability in the development and commercialization of biopharmaceutical products may not be as accurate as they could have been if we had a history of successfully developing and commercializing biopharmaceutical products. We expect our operating and financial results to be subject to frequent fluctuations. We expect to encounter challenges frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully navigate such challenges independently. If we do not address the challenges we face successfully, our business, prospects, financial condition and results of operations may be materially harmed.

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

Our business has incurred operating losses to date due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations and we have not yet generated any revenue as a standalone company, nor did our business when operated by the Former Parent generate any revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue from product sales. Our net losses for the three months ended March 31, 2024 and 2023 were $30.9 million and $46.5 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as our product candidates advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as an independent public company. If we obtain marketing and regulatory approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

As of March 31, 2024, our cash, cash equivalents and marketable securities were $231.7 million. Our management believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan into the fourth quarter of 2025.

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

Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders, and the issuance of additional securities by us, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. Debt financing, if available, may involve covenants that could restrict our business activities. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, scale back, or eliminate expenditures for some of our development programs, including restructuring our operations, refinancing or restructuring our debt, or granting rights to third parties to develop and market product candidates that we would otherwise prefer to internally develop and market. If we grant such rights, the ultimate value of these product candidates to us may be reduced. Regardless of the terms of any debt or equity financings we may enter into, our agreements and obligations under the tax matters agreement with the Former Parent may limit our ability to issue ordinary shares to raise capital during the four-year period beginning two years before and ending two years after the Distribution by the Former Parent of our ordinary shares to the Former Parent’s shareholders. For more information, see “—Risks Related to the Separation and the Distribution” in this Quarterly Report.

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

Prior to seeking accelerated approval of any of our product candidates, we would expect to seek feedback from the FDA and to otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue accelerated approval or any other form of expedited development, review or approval or that we will continue to pursue or apply for accelerated approval even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA could also require us to conduct further studies prior to considering our application or granting approval of any type. Thus, even if we seek to utilize the accelerated approval pathway for nemvaleukin or other product candidates, we may not be able to obtain accelerated approval, and even if we do, that product may not experience a faster development or regulatory review or approval process. In addition, receiving accelerated approval does not ensure the product’s accelerated approval will eventually be converted to a traditional approval.

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

We also face risks related to our reliance on our current and any future third-party manufacturers. For example, we and our third-party manufacturers are subject to significant regulation with respect to manufacturing our product candidates. All entities involved in the manufacturing of our biological product candidates for clinical trials and, if approved, for commercial sale, including any third-party manufacturers of any product candidates we may develop, are subject to extensive regulation, including that such product candidates must be manufactured in accordance with applicable current Good Manufacturing Practices (“cGMP”). These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our third-party manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current good laboratory practices and cGMP regulations, as applicable. Our facilities and quality systems and the facilities and quality systems of our third-party manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of any product candidates we may develop or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted. In addition, certain Chinese biotechnology companies and contract manufacturers that may in the future supply us with drug product may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of pharmaceutical and biotechnology companies of various sizes. Some of these competitive therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. For more information, see “Business—Competition” in this Quarterly Report.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute and the U.S. federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section titled “Business – Government Regulation – Healthcare and Privacy Laws” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”).

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

As of May 1, 2024, we had approximately 119 employees. We may experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

As an integrated company with the Former Parent, we were able to use the Former Parent’s size and purchasing power in procuring various goods and services related to the manufacture of our product candidates and to share economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although the Former Parent will provide certain of these services for a specified time period pursuant to the transition services agreements we have entered into with the Former Parent, this arrangement may not fully capture the benefits that have resulted from being integrated with the Former Parent and may result in us paying higher amounts than those allocated to us in the past for services provided on a centralized basis. As a separate, standalone company, we may be unable to obtain goods and services related to the manufacture of our product candidates at the prices and terms obtained prior to the Separation, which could impact our overall profitability. This could have an adverse effect on our financial condition, results of operations and cash flows following the completion of the Separation.

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

Our financial condition and future results of operations, will be different from results reflected in our historical financial statements included elsewhere in this report for periods prior to the Separation. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

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

The agreements related to the Separation, including, among others, the separation agreement, the transition services agreements, the tax matters agreement and the employee matters agreement were entered into in the context of the Separation while we were still controlled by the Former Parent. Prior to the Distribution, the Former Parent effectively had the sole and absolute discretion to determine and change the terms of the Separation and the Distribution, including the terms of any agreements between the Former Parent and us. As a result, our agreements with the Former Parent may not reflect terms that would have resulted from negotiations between unaffiliated third parties in an arms-length transaction. For a more detailed description, see Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in our Annual Report on Form 10-K.

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

In connection with the Separation, we and the Former Parent entered into a separation agreement and various other agreements, including transition services agreements, a tax matters agreement and an employee matters agreement. These agreements are discussed in greater detail in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in our Annual Report on Form 10-K. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Separation. We will rely on the Former Parent to satisfy its performance and payment obligations under these agreements. If the Former Parent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services when the transaction or transitional agreements terminate, we may not be able to operate our business effectively and our profitability may decline. We have created our own, or engaged third parties to provide, systems and services to replace many of the systems and services the Former Parent currently provides or previously provided to us, but these new systems and services may not work as well, or we may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from the Former Parent’s systems to our systems. These systems and services may also be more expensive or less efficient than the systems and services the Former Parent is expected to provide during the transition period.

In connection with the separation, we have assumed and agreed to indemnify the Former Parent for certain liabilities. If we are required to make payments pursuant to these indemnities to the Former Parent, we may need to divert cash to meet those obligations and our financial results could be harmed.

Pursuant to the separation agreement and certain other agreements we entered into with the Former Parent, we have assumed and agreed to indemnify the Former Parent for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in our Annual Report on Form 10-K. Payments pursuant to these indemnities may be significant and could harm our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Separation and the Distribution and certain related transactions. Third parties could also seek to hold us responsible for liabilities of the Former Parent’s business. The Former Parent has agreed to indemnify us for liabilities of the Former Parent’s business, but such indemnity from the Former Parent may not be sufficient to protect us against the full amount of such liabilities, and the Former Parent may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from the Former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, pursuant to the separation agreement and certain other agreements we entered into with the Former Parent, we have agreed to undertake certain obligations for the benefit of the Former Parent and its former employees who became employees of ours following the Separation. If we fail to comply with such obligations, we may be liable to the Former Parent. Each of these risks could harm our business, prospects, financial condition and results of operations.

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

It was a condition to the Distribution that the Former Parent receive a private letter ruling from the Internal Revenue Service (the “IRS”) and an opinion from Goodwin Procter LLP, together confirming that the Separation and the Distribution, in relevant part and together with certain related transactions, subject to certain caveats, are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), except for cash received in lieu of fractional ordinary shares. The Former Parent has received a favorable private letter ruling from the IRS addressing the qualification of the Distribution under Section 355 of the Code. However, the private letter ruling does not address all of the issues that are relevant to determining whether the Separation and the Distribution, in relevant part and together with certain related transactions, qualify as transactions that are tax-free for U.S. federal income tax purposes. The IRS private letter ruling and the opinion of Goodwin Proctor LLP are based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings from the Former Parent and us (including those relating to the past and future conduct of the Former Parent and us) and are subject to certain caveats. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or the Former Parent breach any of our respective covenants relating to the Separation, the IRS private letter ruling and any tax opinion may be invalid. Accordingly, notwithstanding receipt of the IRS private letter ruling and an opinion of Goodwin Procter LLP, the IRS could determine that the Separation and the Distribution, in relevant part and together with certain related transactions, should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for such IRS private letter ruling or on which any such opinion was based are false or have been violated. In addition, an opinion of Goodwin Procter LLP represents the judgment of Goodwin Procter LLP, which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by the Former Parent of the tax opinion and the IRS private letter ruling referred to above, the IRS could assert that the Separation and the Distribution and certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes.

If the Separation and the Distribution, in relevant part and together with certain related transactions, fail to qualify as transactions that are tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, certain U.S. subsidiaries of the Former Parent would recognize taxable gain and the Former Parent’s shareholders who received our ordinary shares in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

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

To preserve the tax-free treatment of the Separation and the Distribution for U.S. federal income tax purposes, for the four-year period beginning two years before and ending two years after the Distribution, we are prohibited under the tax matters agreement, except in specific circumstances, from certain actions, including: (i) entering into or approving any transaction involving the acquisition of outstanding or newly issued Mural equity that, when combined with other non-excepted changes in ownership of our ordinary shares, results in a change in ownership of more than a specified percentage; (ii) liquidating or partially liquidating, or merging or consolidating (unless we are the survivor); (iii) making or changing any entity classification election; (iv) ceasing to be engaged in an active trade or business, or selling, transferring or disposing of more than a specified percentage of the assets of any active trade or business or reducing the number of full-time employees engaged in any active trade or business by more than a specified percentage; (v) amending any of our organizational documents or taking any action affecting the voting rights of our ordinary shares; (vi) redeeming or otherwise repurchasing any of our outstanding shares or options; or (vii) taking or failing to take any other action that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, except for cash received in lieu of fractional ordinary shares. These restrictions may limit for a period of time our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. For more information, see Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in our Annual Report on Form 10-K.

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

We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules, elections and consequences in the event we are a PFIC and/or the start-up exception is determined not to apply in a later year.

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

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be materially adversely affected.

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

Furthermore, for the four-year period beginning two years before and ending two years after the Distribution, we are restricted from entering into certain transactions pursuant to the tax matters agreement. For more information, see Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in our Annual Report on Form 10-K.

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

Our Constitution, however, also provides that unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts of the U.S. shall be the sole and exclusive forum for resolving any dispute asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, or the respective rules and regulations promulgated thereunder. However, there is some uncertainty as to whether a court would enforce such a provision and, in any event, our shareholders will not be deemed to have waived our compliance with U.S. federal securities laws and the rules and regulations thereunder. Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for U.S. federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. These provisions may limit, or increase the difficulty of, shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors and officers under the Securities Act and Exchange Act or may result in increased costs to bring a claim.

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

Item 5. Other Information.

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

During the first quarter of 2024, Adam Cutler, our Chief Financial Officer, and Caroline Loew, our Chief Executive Officer, each entered into a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). These sell-to-cover arrangements, which were adopted on January 12, 2024 and March 27, 2024, respectively, apply to restricted stock units (“RSUs”), whether vesting is based on the passage of time and/or the achievement of performance goals, granted on December 14, 2023 and March 1, 2024, and any RSUs that may be granted from time to time thereafter (other than those which by their terms require us to withhold shares for tax withholding obligations in connection with vesting and settlement). These arrangements provide for the automatic sale of ordinary shares that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The number of ordinary shares that will be sold under these arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our ordinary shares at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Mural Oncology plc

Date: May 14, 2024	By:	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)