Form 10-Q
period 2024-06-30
Mural Oncology plc
filed 2024-08-13
CIK 1971543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 17,037,992 ordinary shares, nominal value $0.01 per share, outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report include statements about, among other things:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,587	$270,852
Marketable securities	83,117	—
Receivable from Former Parent	1,005	5,548
Prepaid expenses	6,722	150
Other current assets	628	787
Total current assets	213,059	277,337
Property and equipment, net	9,713	11,403
Right-of-use assets	10,126	12,747
Restricted cash	1,969	258
Other assets	61	—
TOTAL ASSETS	$234,928	$301,745
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,108	$5,973
Accrued expenses	16,167	16,946
Operating lease liabilities—short-term	5,350	6,098
Total current liabilities	24,625	29,017
Operating lease liabilities—long-term	5,730	8,911
Total liabilities	30,355	37,928
Commitments and contingencies (Note 10)
Preferred shares, nominal value $0.01; 50,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued or outstanding at June 30, 2024 or December 31, 2023	—	—
Ordinary shares, nominal value $0.01; 450,000,000 ordinary shares authorized at June 30, 2024 and December 31, 2023; 16,927,110 and 16,689,740 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	169	167
Additional paid-in capital	297,796	294,507
Unrealized loss on marketable securities	(54)	—
Accumulated deficit	(93,338)	(30,857)
Total equity	204,573	263,817
TOTAL LIABILITIES AND EQUITY	$234,928	$301,745

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands except share and per share amounts)
Operating expenses
Research and development	$27,544	$42,526	$54,412	$82,936
General and administrative	6,733	4,731	13,898	8,477
Total operating expenses	34,277	47,257	68,310	91,413
Operating loss	(34,277)	(47,257)	(68,310)	(91,413)
Other income	2,713	—	5,829	—
Income tax provision	—	(2,907)	—	(5,218)
Net loss	$(31,564)	$(50,164)	$(62,481)	$(96,631)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	$20	$—	$(54)	$—
Other comprehensive gain (loss)	20	—	(54)	—
Comprehensive loss	$(31,544)	$(50,164)	$(62,535)	$(96,631)
Net loss per ordinary share - basic and diluted	$(1.86)	$(3.01)	$(3.71)	$(5.79)
Weighted average ordinary shares outstanding - basic and diluted	16,924,842	16,689,740	16,859,250	16,689,740

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Ordinary Shares
	Shares	Amount	Net Parent Investment	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2023	16,689,740	$167	$—	$294,507	$—	$(30,857)	$263,817
Issuance of ordinary shares under employee share plans	232,810	2	—	(2)	—	—	—
Share-based compensation expense	—	—	—	2,101	—	—	2,101
Unrealized loss on marketable securities	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	(30,917)	(30,917)
Balance, March 31, 2024	16,922,550	$169	$—	$296,606	$(74)	$(61,774)	$234,927
Issuance of ordinary shares under employee share plans	4,560	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,190	—	—	1,190
Unrealized gain on marketable securities	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(31,564)	(31,564)
Balance, June 30, 2024	16,927,110	$169	$—	$297,796	$(54)	$(93,338)	$204,573

	Ordinary Shares
	Shares	Amount	Net Parent Investment	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2022	—	$—	$(21,656)	$—	$—	$—	$(21,656)
Net transfers from Former Parent prior to Separation	—	—	56,135	—	—	—	56,135
Share-based compensation expense allocated from Former Parent	—	—	2,753	—	—	—	2,753
Net loss	—	—	(46,467)	—	—	—	(46,467)
Balance, March 31, 2023	—	$—	$(9,235)	$—	$—	$—	$(9,235)
Net transfers from Former Parent prior to Separation	—	—	46,026	—	—	—	46,026
Share-based compensation expense allocated from Former Parent	—	—	3,141	—	—	—	3,141
Net loss	—	—	(50,164)	—	—	—	(50,164)
Balance, June 30, 2023	—	$—	$(10,232)	$—	$—	$—	$(10,232)

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,481)	$(96,631)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	1,745	1,175
Share-based compensation expense	3,389	5,894
Amortization of discount on marketable securities	(2,369)	—
Changes in assets and liabilities:
Receivable from Former Parent	4,543	—
Prepaid expenses	(6,572)	688
Other current assets	159	(985)
Right-of-use assets	2,621	4,364
Other assets	(61)	—
Accounts payable and accrued expenses	(3,742)	(12,581)
Operating lease liabilities	(3,929)	(2,927)
Other long-term liabilities	—	(50)
Cash flows used in operating activities	(66,697)	(101,053)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(143,802)	—
Sales and maturities of marketable securities	63,000	—
Additions of property and equipment	(55)	(1,108)
Cash flows used in investing activities	(80,857)	(1,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Former Parent	—	102,161
Cash flows provided by financing activities	—	102,161
Net decrease in cash, cash equivalents and restricted cash	(147,554)	—
Cash, cash equivalents and restricted cash—beginning of period	271,110	—
Cash, cash equivalents and restricted cash—end of period	$123,556	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$—	$422
RECONCILIATION OF BALANCE SHEET TO STATEMENT OF CASH FLOWS:
Cash and cash equivalents	$121,587	$—
Restricted cash	1,969	—
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$123,556	$—

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

The employee matters agreement, as amended in December 2023, governs the Company’s and the Former Parent’s rights, responsibilities, and obligations after the Separation with respect to employment, benefits and compensation matters relating to employees and former employees (and their respective dependents and beneficiaries) who are or were associated with the Former Parent, including those who became employees of the Company in connection with the Separation. The employee matters agreement also specifies the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans; other human resources, employment and employee benefits matters; and the treatment of equity-based awards granted by the Former Parent prior to the Separation to employees who became employees of the Company in connection with the Separation.

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

The Company expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these unaudited condensed consolidated financial statements.

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

The Company has incurred, and expects to continue incur, additional operating expenses to operate as an independent publicly traded company, including various corporate functions, incremental information technology-related costs and incremental costs to operate standalone accounting, legal and other administrative functions. These functions were provided to the Company prior to the Separation by the Former Parent and will continue under a transition services agreement with the Former Parent or will be performed using the Company’s own resources.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2023. The condensed consolidated financial statements for the three and six months ended June 30, 2023 were derived from the Former Parent’s audited financial statements. The year-end condensed consolidated balance sheet data, which are presented for comparative purposes, were derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”). The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 are consistent with those discussed herein and in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K.

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

3. Cash, Cash Equivalents and Marketable Securities

As of June 30, 2024, the Company had cash and cash equivalents of $121.6 million and marketable securities of $83.1 million. As of December 31, 2023, the Company had cash and cash equivalents of $270.9 million and no marketable securities. In addition, the Company had a long-term restricted cash balance of $2.0 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, which was restricted for a letter of credit and for use pertaining to corporate credit cards. See Note 7, Leases, for additional information regarding the letter of credit.

Cash and cash equivalents are carried at cost, which approximates fair market value. Marketable securities are classified as available for sale and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of equity. All of the realized gains and losses on the sale of these marketable securities are determined using the specific identification method. There were no realized gains or losses as of June 30, 2024.

Marketable securities, all of which had maturities of less than one year, consisted of the following:

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
U.S. treasury securities	$55,969	$—	$(13)	$55,956
U.S. government agency bonds	27,202	—	(41)	27,161
Total marketable securities	$83,171	$—	$(54)	$83,117

The following table shows the fair value and gross unrealized losses of the Company’s marketable securities with unrealized losses that are not deemed to have credit losses and for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024. It is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

	Less than 12 months
(in thousands)	Estimated Fair Value	Unrealized Losses
Marketable securities with unrealized losses:
U.S. treasury securities	46,151	(13)
U.S. government agency bonds	27,161	(41)
Total	$73,312	$(54)

4. Fair Value

The following table presents information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2024. The fair value of these financial assets was determined based on three levels of input as follows:

•
Level 1 - Quoted prices in active markets for identical assets;
•
Level 2 - Observable inputs other than quoted prices in active markets; and
•
Level 3 - Unobservable inputs.

(in thousands)	June 30, 2024	Level 1	Level 2	Level 3
Assets:
Money market mutual funds in cash equivalents	$121,296	$121,296	$—	$—
Marketable securities:
U.S. treasury securities	55,956	—	55,956	—
U.S. government agency bonds	27,161	—	27,161	—
Total	$204,413	$121,296	$83,117	$—

The following table presents information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2023.

(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market mutual funds in cash equivalents	$268,720	$268,720	$—	$—
Total	$268,720	$268,720	$—	$—

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Furniture, fixtures and equipment	$21,808	$21,738
Leasehold improvements	23,333	23,333
Construction in progress	—	15
Subtotal	45,141	45,086
Less: accumulated depreciation	(35,428)	(33,683)
Total property and equipment, net	$9,713	$11,403

Depreciation expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued external research and development services	$10,022	$8,543
Accrued compensation	4,550	5,858
Accrued general and administrative	1,547	2,545
Accrued other	48	—
Total accrued expenses	$16,167	$16,946

7. Leases

The Company’s only lease as of June 30, 2024 and December 31, 2023 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, the Company also has the ability to sub-lease its corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The lease extension commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period, which the Company is not reasonably certain to exercise.

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

As of the six months ended June 30, 2024 and 2023, the incremental borrowing rate for the Winter Street Lease was 3.52%. As of June 30, 2024, the remaining term for the operating lease was 2.3 years. Cash paid for amounts included in the measurement of lease liabilities is included within cash flows from operating activities. During the three and six months ended June 30, 2024, cash paid by the Company for amounts included for the measurement of lease liabilities was $1.6 million and $3.2 million, respectively. During the three and six months ended June 30, 2023, cash paid by the Former Parent for amounts included for the measurement of lease liabilities was $1.6 million and $3.2 million, respectively.

The following table summarizes the effect of lease costs in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,406	$1,419	$2,813	$2,969
Variable lease cost	1,064	1,384	2,299	2,583
Total lease cost	$2,470	$2,803	$5,112	$5,552

Future lease payments under non-cancelable leases as of June 30, 2024 consisted of the following:

(in thousands)	June 30, 2024
Remainder of 2024	$2,374
2025	6,642
2026	2,484
Total operating lease payments	$11,500
Less: imputed interest	(420)
Total operating lease liabilities	$11,080

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

The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will be automatically increased on January 1, 2025, and each January 1 thereafter, in an amount equal to (i) 5% of the outstanding number of the Company’s ordinary shares on the immediately preceding December 31, or (ii) such lesser number of shares as determined by the 2023 Plan Administrator. The ordinary shares underlying any awards under the 2023 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2023 Plan. At June 30, 2024, 870,150 ordinary shares were reserved and available for issuance under the 2023 Plan.

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

The ordinary shares underlying any awards under the 2024 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2024 Plan. At June 30, 2024, 196,200 ordinary shares were reserved and available for issuance under the 2024 Plan.

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

Stock Plan Activity

The following average assumptions were used to estimate the fair value of stock options granted by the Company during the six months ended June 30, 2024 using the Black-Scholes option pricing model:

Six Months Ended June 30, 2024
Risk-free interest rate	4.1% - 4.6%
Dividend rate	0%
Expected volatility	84% - 87%
Expected life (years)	2.0 - 6.2

A summary of stock option activity under the 2023 Plan and the 2024 Plan for the six months ended June 30, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	3,348,715	$4.53
Granted	447,542	$5.08
Cancelled/forfeited	(752,526)	$4.74
Options outstanding at June 30, 2024	3,043,731	$4.56
Options exercisable at June 30, 2024	1,187,039	$4.56

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2024 was $3.76. At June 30, 2024, there were 2.8 million stock options vested or expected to vest, with a weighted average exercise price of $4.56 per share, a weighted average contractual remaining life of 7.4 years and an aggregate intrinsic value of $1 thousand. At June 30, 2024, the aggregate intrinsic value of stock options exercisable was $1 thousand with a weighted average remaining contractual term of 5.2 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At June 30, 2024, there was $3.2 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

A summary of RSU activity under the 2023 Plan and the 2024 Plan for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested outstanding at December 31, 2023	1,129,512	$4.45
Granted	222,756	$5.19
Vested	(237,370)	$4.33
Cancelled/forfeited	(162,349)	$4.65
Unvested outstanding at June 30, 2024	952,549	$4.62

At June 30, 2024, there was $2.2 million of unrecognized share-based compensation expense related to unvested RSUs, which will be recognized over a weighted average remaining contractual term of 1.6 years.

The following table represents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$401	$2,377	$1,467	$4,599
General and administrative	789	764	1,922	1,295
Total share-based compensation expense	$1,190	$3,141	$3,389	$5,894

9. Income Taxes

During each of the three and six months ended June 30, 2024, the Company recorded no income tax provision. During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $2.9 million and $5.2 million, respectively, related to its U.S. entity. The income tax provision was primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Code. The provision was calculated on a separate return basis and is not necessarily representative of the tax provision that may arise in the future. Net operating losses previously reported by the Former Parent did not carry over to the Company after the Separation.

On a quarterly basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to determine the recoverability of such deferred tax assets. In the second quarter of 2024, the Company reassessed the valuation allowance and considered all positive and negative evidence, including its cumulative losses over the year ended December 31, 2023 and the six months ended June 30, 2024 and concluded that it should maintain the valuation allowance on its Irish net operating losses and other Irish and U.S. deferred tax assets as of June 30, 2024.

10. Commitments and Contingencies

The Company, from time to time, may be involved with lawsuits arising in the ordinary course of business. the Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows.

In the normal course of business, the Company contracts with third parties for preclinical, clinical and other research and development services. These contracts generally do not contain minimum purchase commitments and are cancellable upon notice by the Company. The Company has, however, entered into agreements with contract manufacturing organizations that include noncancellable costs or that may be subject to cancellation fees. As of June 30, 2024, open purchase commitments for such noncancellable contract manufacturing costs totaled approximately $9.7 million.

See Note 7, Leases, for information related to the Company’s lease obligations.

See Note 1, Organization and Description of Business, for information related to the tax matters agreement, which governs the Company’s and the Former Parent’s respective rights, responsibilities, and obligations with respect to taxes and which contains certain indemnifications.

11. Net Loss per Share

Basic net loss per share is computed by dividing the net loss in each period by the weighted average number of ordinary shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For the periods presented, ordinary share equivalents, consisting of share-based awards, were not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive. There were no dilutive equity instruments as of June 30, 2023 as there were no equity awards of the Company’s ordinary shares prior to the Separation.

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

As of June 30, 2024 and 2023, the number of ordinary shares underlying potentially dilutive securities consist of:

	June 30,
	2024	2023
Options to purchase ordinary shares	3,043,731	—
Restricted share units	952,549	—
Total	3,996,280	—

12. Related Parties

Corporate expenses prior to the Separation represent shared costs of the Former Parent that have been allocated to the Company based on a systematic and rational methodology and are reflected as expenses in these unaudited condensed consolidated financial statements. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support the Company’s information technology infrastructure, facilities, compliance, human resources, legal and finance functions, risk management, and share-based compensation administration, all of which support the operations of the Former Parent as a whole. Corporate expense allocations in the periods prior to the Separation were generally allocated to the Company based on proportional cost allocation methods using headcount, square footage, or proportional hours worked supporting the Company and other organizational activities, as applicable, which are considered to be reasonable reflections of the utilization of services provided or benefit received by the Company during the periods presented. Total corporate expense allocations from the Former Parent for the periods prior to the Separation in general and administrative expenses were $4.7 million and $8.5 million during the three and six months ended June 30, 2023, respectively. Total corporate expense allocations from the Former Parent for the periods prior to the Separation in R&D expenses were $42.5 million and $82.9 million during the three and six months ended June 30, 2023, respectively. The Former Parent assumed all of the outstanding accrued liabilities and accounts payable related to the oncology business as of the date of the Separation.

Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company prior to the Separation for purposes of the unaudited condensed consolidated financial statements; however, the expenses reflected in these unaudited condensed consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented prior to the Separation if the Company had operated as a standalone entity. In addition, the expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of expenses that will be incurred in the future by the Company.

See Note 1, Organization and Description of Business, for details of the Company’s cash and financing arrangements. As of the date these unaudited condensed consolidated financial statements were available for issuance, there were no existing intercompany debt or other financing agreements in place with the Former Parent. As of June 30, 2024, the Company had a receivable from the Former Parent of $1.0 million pursuant to the transition services agreements. During the three and six months ended June 30, 2024, the Company received $1.5 million and $6.4 million, respectively, from the Former Parent and paid $0.8 million and $4.9 million, respectively, to the Former Parent pursuant to the transition services agreements.

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the preparation and basis of presentation of these consolidated financial statements, including the treatment of certain R&D costs not directly attributable to individual programs, cash and cash equivalents, share-based compensation, and 401(k) Plan expenses.

As of the date of the Separation, the Former Parent was no longer a related party to the Company.

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

Overview

We are a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we have developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), is an investigational, engineered interleukin-2 (“IL-2”) cytokine designed to capture and expand the therapeutic benefits of high-dose recombinant human IL-2, while mitigating its hallmark toxicities. In our clinical proof of concept study, nemvaleukin generated durable responses as a single agent and in combination with pembrolizumab across a range of tumor types. Nemvaleukin is currently in two potentially registrational studies, the ARTISTRY-6 (Cohort 2) trial for the treatment of mucosal melanoma as a monotherapy and the ARTISTRY-7 trial for the treatment of platinum-resistant ovarian cancer (“PROC”) in combination with pembrolizumab. We expect to report topline overall survival results for the interim analysis from our ARTISTRY-7 trial in PROC based on approximately 75% of events in the first quarter of 2025 and final results in the second quarter of 2026, subject to reaching the required number of events for the analysis, and topline results from Cohort 2 in our ARTISTRY-6 trial in mucosal melanoma in the first half of 2025, subject to patient enrollment. Data from the phase 1/2 ARTISTRY-3 trial which support the less frequent IV (“LFIV”) recommended phase 2 dose and schedule were presented at the American Society of Clinical Oncology (“ASCO”) annual meeting in June 2024.We are also testing the newly recommended phase 2 dose of LFIV nemvaleukin (infusions on days 1 and 8 per three-week dosing cycle) in monotherapy in patients with cutaneous melanoma in Cohort 3 of the ARTISTRY-6 trial. We are also testing the same LFIV dosing regimen of nemvaleukin in combination with pembrolizumab in patients with cutaneous melanoma in Cohort 4 of the ARTISTRY-6 trial. We expect to report preliminary monotherapy data from Cohort 3 in the first half of 2025 and preliminary combination data from Cohort 4 in the second half of 2025. In addition to nemvaleukin, we are also developing engineered therapies targeting the interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) pathways, which have demonstrated therapeutic potential in third-party preclinical and clinical studies. We are currently conducting discovery-phase activities for our IL-18 and IL-12 programs, and we plan to nominate a product candidate in each program in 2024.

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

Revenue

Through June 30, 2024, we have not recognized any revenue and do not expect to generate substantial product revenue in the near future, if at all, as we do not currently have an approved product. If our development efforts for our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries and related costs for personnel, including share-based compensation and travel expenses for employees in executive, operational, finance, legal, business development, information technology, and human resource functions. Other G&A expenses include facility-related costs, professional fees for accounting, tax, legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents. We recognize all G&A expenses as incurred. We expect G&A expenses to continue to be higher as we operate as a standalone public company than they had been prior to the Separation.

Other Income

Other income consists primarily of interest income. We earn interest income from interest-bearing cash accounts and money market mutual funds, which we classify as cash and cash equivalents. We also record in other income any gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies due to changes in underlying exchange rates.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth our R&D expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in millions)	2024	2023	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.2	$2.9	$(2.7)
ARTISTRY-2	—	1.8	(1.8)
ARTISTRY-3	1.0	0.4	0.6
ARTISTRY-6	1.8	0.2	1.6
ARTISTRY-7	3.7	8.3	(4.6)
Other program spend	6.6	7.5	(0.9)
Early discovery programs	0.8	1.0	(0.2)
Other external R&D expenses	3.3	3.0	0.3
Total external R&D expenses	17.4	25.1	(7.7)
Internal R&D expenses:
Employee-related	7.4	14.1	(6.7)
Occupancy	2.3	2.8	(0.5)
Depreciation	0.4	0.5	(0.1)
Total internal R&D expenses	10.1	17.4	(7.3)
Research and development expenses	$27.5	$42.5	$(15.0)

The decrease in R&D expenses in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to different team composition compared to the personnel previously allocated to us by the Former Parent prior to the Separation, as well as decreased spend on the ARTISTRY-1 and ARTISTRY-2 trials as activities related to these trials wound down in 2023, and decreased spend on the ARTISTRY-7 trial due to the timing of patient enrollment.

General and Administrative Expenses

The following table sets forth our G&A expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in millions)	2024	2023	Change
General and administrative expense	$6.7	$4.7	$2.0

The increase in G&A expense in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to costs associated with operating as a standalone company after the Separation. This includes employee-related expenses and professional fees.

Other Income

The following table sets forth our other income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in millions)	2024	2023	Change
Other income	$2.7	$—	$2.7

The other income in the three months ended June 30, 2024 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

Income Tax Provision

The following table sets forth our income tax provision expense for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in millions)	2024	2023	Change
Income tax provision	$—	$(2.9)	$2.9

The income tax provision expense for the three months ended June 30, 2023 was primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”). As noted in Note 9, Income Taxes, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this

Quarterly Report, we continue to maintain a valuation allowance on our Irish net operating losses and other Irish and U.S. deferred tax assets as of June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our R&D expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.3	$6.5	$(6.2)
ARTISTRY-2	—	2.2	(2.2)
ARTISTRY-3	1.6	1.6	—
ARTISTRY-6	3.8	3.6	0.2
ARTISTRY-7	10.8	12.2	(1.4)
Other program spend	9.8	12.9	(3.1)
Early discovery programs	1.4	2.4	(1.0)
Other external R&D expenses	4.8	6.4	(1.6)
Total external R&D expenses	32.5	47.8	(15.3)
Internal R&D expenses:
Employee-related	16.5	28.7	(12.2)
Occupancy	4.7	5.5	(0.8)
Depreciation	0.7	0.9	(0.2)
Total internal R&D expenses	21.9	35.1	(13.2)
Research and development expenses	$54.4	$82.9	$(28.5)

The decrease in R&D expenses in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to different team composition compared to the personnel previously allocated to us by the Former Parent prior to the Separation, as well as decreased spend on the ARTISTRY-1 and ARTISTRY-2 trials as activities related to these trials wound down in 2023, and decreased manufacturing spend on other programs.

General and Administrative Expenses

The following table sets forth our G&A expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
General and administrative expense	$13.9	$8.5	$5.4

The increase in G&A expense in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to costs associated with operating as a standalone company after the Separation. This includes employee-related expenses and professional fees.

Other Income

The following table sets forth our other income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Other income	$5.8	$—	$5.8

The other income in the six months ended June 30, 2024 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

Income Tax Provision

The following table sets forth our income tax provision expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Income tax provision	$—	$(5.2)	$5.2

The income tax provision expense for the six months ended June 30, 2023 was primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Code of 1986. As noted in Note 9, Income Taxes, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, we continue to maintain a valuation allowance on our Irish net operating losses and other Irish and U.S. deferred tax assets as of June 30, 2024.

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

We believe, based on our operating plan, that our cash, cash equivalents and marketable securities as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash Flows

As the Former Parent managed our cash and financing arrangements prior to the Separation, excess cash generated, if any, was deemed remitted to the Former Parent and all sources of cash were deemed funded by the Former Parent. The following table summarizes our cash flow activity:

	Six Months Ended June 30,
(in millions)	2024	2023
Cash, cash equivalents and restricted cash, beginning of period	$271.1	$—
Cash flows used in operating activities	$(66.7)	$(101.1)
Cash flows used in investing activities	$(80.8)	$(1.1)
Cash flows provided by financing activities	$—	$102.2
Cash, cash equivalents and restricted cash, end of period	$123.6	$—

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $66.7 million which was primarily the result of our net loss of $62.5 million and of an increase of $6.6 million in prepaid expenses, partially offset by non-cash charges of $2.8 million. The most significant non-cash charge we incurred was share-based compensation of $3.4 million. We used $7.0 million in cash from working capital, primarily related to a $6.6 million increase in prepaid expenses, a $3.7 million decrease in accounts payable and accrued expenses and a $3.9 million decrease in operating lease liabilities, partially offset by a $4.5 million decrease in our receivable from the Former Parent and a $2.6 million decrease in our right-of-use assets.

Net cash used in operating activities for the six months ended June 30, 2023 was $101.1 million which was primarily the result of our net loss of $96.6 million, partially offset by non-cash charges of $7.1 million. The most significant non-cash charge we incurred was share-based compensation of $5.9 million. We also used $11.5 million in cash from working capital, primarily related to a $12.6 million decrease in accounts payable and accrued expenses and a $2.9 million decrease in operating lease liabilities, partially offset by a $4.4 million decrease in our right-of-use assets.

Investing Activities

Net cash used in investing activities was $80.9 million for the six months ended June 30, 2024, which was primarily due to the purchase of marketable securities, partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $1.1 million for the six months ended June 30, 2023, which was attributed to the purchase of property and equipment.

Financing Activities

As the Former Parent managed our cash and financing arrangements until the Separation, all sources of cash prior to the Separation were deemed funded by the Former Parent. Net cash provided by financing activities for the six months ended June 30, 2023 was due to the funding of our operating and investing activities by the Former Parent.

Contractual Obligations and Commitments

Our only lease as of June 30, 2024 and December 31, 2023 was the Winter Street Lease, an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space. Under the terms of the Winter Street Lease, we also have the ability to sub-lease our corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The extension term commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the Winter Street Lease for an additional five-year period, which we are not reasonably certain to exercise.

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

As of June 30, 2024, the remaining contractual operating lease liability associated with the Winter Street Lease was $11.1 million. For additional information on our operating lease, see Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We continue to build our administrative infrastructure following the date of the Separation. We entered into transition services agreements with the Former Parent that will provide us with certain services and resources for an initial term of two years following the Separation. Historically, the Former Parent provided our business with significant corporate and shared services and resources related to corporate functions such as finance, human resources, internal audit, research and development, financial reporting, and information technology, which we refer to collectively as the “Alkermes Services.” We pay the Former Parent fees for the Alkermes Services under the transition services agreements, which fees are based on the Former Parent’s cost of providing the Alkermes Services. These transition services agreements have allowed us to operate our business independently prior to establishing a standalone infrastructure. During the transition from the Former Parent, we have incurred, and expect to continue to incur, non-recurring expenses to establish and expand our infrastructure.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business has incurred operating losses to date due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations and we have not yet generated any revenue as a standalone company, nor did our business when operated by the Former Parent generate any revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue from product sales. Our net losses for the six months ended June 30, 2024 and 2023 were $62.5 million and $96.6 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as our product candidates advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as an independent public company. If we obtain marketing and regulatory approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

As of June 30, 2024, our cash, cash equivalents and marketable securities were $204.7 million. Our management believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan into the fourth quarter of 2025.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted in the U.S. for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

As of August 1, 2024, we had approximately 107 employees. We may experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Certain other U.S. state laws impose similar privacy obligations, and we also anticipate that more U.S. states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new U.S. federal and U.S. state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, in addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

We have a very limited history of operating as a standalone company and we expect to continue to incur increased administrative and other costs, as compared to prior to the Separation, by virtue of our status as an independent public company. Our historical combined financial information prior to the Separation included in this report is not necessarily representative of the results that we would have achieved for the periods presented and may achieve as a separate, publicly traded company and should not be relied upon as an indicator of our future results.

Historically and through the date of the Separation, our business was conducted by the Former Parent. Our historical information provided in this report includes references to our business as operated by and integrated with the Former Parent prior to the Separation. Our historical combined financial information through the date of the Separation included in this report is derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, the historical combined financial information included in this report may not reflect the operating results, financial condition or cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or the financial results we will achieve in the future. In particular, our future financial results may vary from the historical combined financial information included in this report as a result of the following factors, among others:

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

We have substantially completed the installation and implementation of information technology infrastructure to support our critical business functions, particularly in relation to areas outside the U.S., including collecting and storing proprietary and confidential data, including intellectual property, our proprietary business information, systems relating to accounting and reporting, manufacturing process control, inventory control and trial and research data. Despite this, we may incur temporary interruptions in business operations as part of our initial standalone operation of transactional and operational systems and data centers. While we have substantially completed the process of implementing our new systems and transitioning our data, we may incur substantially higher costs for the ongoing management of these systems than currently anticipated. Our failure to implement the new systems succesfully and replace the Former Parent’s services effectively and efficiently, could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to operate our business effectively may suffer if we do not maintain the administrative and support functions necessary to operate as a standalone public company.

In connection with the Separation, we established our own financial, administrative, corporate governance, and public company compliance and other support systems, including for the services the Former Parent had historically provided to us, and we have contracted with third parties to replace certain of the Former Parent’s systems that we did not establish internally. This process has been, and we expect that it will continue to be, complex, time consuming and costly. In addition, we are also establishing or expanding our own tax, treasury, internal audit, investor relations, corporate governance, and publicly listed company compliance and other corporate functions. These corporate functions fall beyond the scope of the operational service domains formerly provided by the Former Parent and will require us to develop new standalone corporate functions. We have made significant investments to replicate, or to outsource from other providers, these corporate functions to replace these additional corporate services that the Former Parent historically provided to us prior to the Separation. In certain rare instances, the Former Parent may continue to provide support for certain of our business functions, including financial, corporate, administrative and other support systems, after the Separation for a limited period of time, pursuant to the transition services agreements and certain other agreements we entered into with the Former Parent. Any failure or significant downtime in our own financial, administrative or other support systems or in the Former Parent’s financial, administrative or other support systems during the transitional period in which the Former Parent provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and non-U.S. currency transactions, if required, or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

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

We have incurred and will continue to incur increased costs, compared to prior to the Separation, as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

We have broad discretion regarding use of our cash, cash equivalents and marketable securities, and we may use them in ways that do not enhance our operating results or the market price of our ordinary shares.

Our management has broad discretion in the application of our cash, cash equivalents and marketable securities. We could utilize our cash, cash equivalents and marketable securities in ways our shareholders may not agree with or that do not yield a favorable return, if any, and our management might not apply our cash and cash equivalents in ways that ultimately increase the value of our shareholders’ investments. If we do not utilize our cash, cash equivalents and marketable securities in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause our share price to decline.

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

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

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

Mural Oncology plc

Date: August 13, 2024	By:	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)