Form 10-Q
period 2024-09-30
Mural Oncology plc
filed 2024-11-13
CIK 1971543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 17,060,310 ordinary shares, nominal value $0.01 per share, outstanding.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. These risks include, but are not limited to, the following:

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
•
Our business is highly dependent on the success of our lead product candidate, nemvaleukin alfa, as well as the other product candidates in our pipeline. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize our product candidates, or if we experience delays in doing so, our business will be materially harmed.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,018	$270,852
Marketable securities	64,483	—
Receivable from Former Parent	1,393	5,548
Prepaid expenses	6,149	150
Other current assets	751	787
Total current assets	183,794	277,337
Property and equipment, net	8,851	11,403
Right-of-use assets	8,633	12,747
Restricted cash	1,969	258
Other assets	27	—
TOTAL ASSETS	$203,274	$301,745
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,241	$5,973
Accrued expenses	17,208	16,946
Operating lease liabilities—short-term	5,442	6,098
Other current liabilities	23	—
Total current liabilities	24,914	29,017
Operating lease liabilities—long-term	4,104	8,911
Other liabilities	115	—
Total liabilities	29,133	37,928
Commitments and contingencies (Note 10)
Preferred shares, nominal value $0.01; 50,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued or outstanding at September 30, 2024 or December 31, 2023	—	—
Ordinary shares, nominal value $0.01; 450,000,000 ordinary shares authorized at September 30, 2024 and December 31, 2023; 17,038,950 and 16,689,740 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	170	167
Additional paid-in capital	299,021	294,507
Unrealized gain on marketable securities	47	—
Accumulated deficit	(125,097)	(30,857)
Total equity	174,141	263,817
TOTAL LIABILITIES AND EQUITY	$203,274	$301,745

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands except share and per share amounts)
Operating expenses
Research and development	$27,585	$40,354	$81,997	$123,290
General and administrative	6,513	5,959	20,411	14,436
Total operating expenses	34,098	46,313	102,408	137,726
Operating loss	(34,098)	(46,313)	(102,408)	(137,726)
Other income	2,339	—	8,168	—
Income tax provision	—	(4,966)	—	(10,185)
Net loss	$(31,759)	$(51,279)	$(94,240)	$(147,911)
Other comprehensive gain:
Unrealized gain on marketable securities	$101	$—	$47	$—
Other comprehensive gain	101	—	47	—
Comprehensive loss	$(31,658)	$(51,279)	$(94,193)	$(147,911)
Net loss per ordinary share - basic and diluted	$(1.87)	$(3.07)	$(5.57)	$(8.86)
Weighted average ordinary shares outstanding - basic and diluted	17,028,552	16,689,740	16,916,096	16,689,740

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Ordinary Shares
	Shares	Amount	Net Parent Investment	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2023	16,689,740	$167	$—	$294,507	$—	$(30,857)	$263,817
Issuance of ordinary shares under employee share plans	232,810	2	—	(2)	—	—	—
Share-based compensation expense	—	—	—	2,101	—	—	2,101
Unrealized loss on marketable securities	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	(30,917)	(30,917)
Balance, March 31, 2024	16,922,550	$169	$—	$296,606	$(74)	$(61,774)	$234,927
Issuance of ordinary shares under employee share plans	4,560	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,190	—	—	1,190
Unrealized gain on marketable securities	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(31,564)	(31,564)
Balance, June 30, 2024	16,927,110	$169	$—	$297,796	$(54)	$(93,338)	$204,573
Issuance of ordinary shares under employee share plans	111,840	1	—	195	—	—	196
Share-based compensation expense	—	—	—	1,030	—	—	1,030
Unrealized gain on marketable securities	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	(31,759)	(31,759)
Balance, September 30, 2024	17,038,950	$170	$—	$299,021	$47	$(125,097)	$174,141

	Ordinary Shares
	Shares	Amount	Net Parent Investment	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2022	—	$—	$(21,656)	$—	$—	$—	$(21,656)
Net transfers from Former Parent prior to Separation	—	—	56,512	—	—	—	56,512
Share-based compensation expense allocated from Former Parent	—	—	2,753	—	—	—	2,753
Net loss	—	—	(46,844)	—	—	—	(46,844)
Balance, March 31, 2023	—	$—	$(9,235)	$—	$—	$—	$(9,235)
Net transfers from Former Parent prior to Separation	—	—	45,649	—	—	—	45,649
Share-based compensation expense allocated from Former Parent	—	—	3,141	—	—	—	3,141
Net loss	—	—	(49,788)	—	—	—	(49,788)
Balance, June 30, 2023	—	$—	$(10,233)	$—	$—	$—	$(10,233)
Net transfers from Former Parent prior to Separation	—	—	51,637	—	—	—	51,637
Share-based compensation expense allocated from Former Parent	—	—	2,983	—	—	—	2,983
Net loss	—	—	(51,279)	—	—	—	(51,279)
Balance, September 30, 2023	—	$—	$(6,892)	$—	$—	$—	$(6,892)

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,240)	$(147,911)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	2,644	1,954
Share-based compensation expense	4,419	8,877
Amortization of discount on marketable securities	(2,961)	—
Changes in assets and liabilities:
Receivable from Former Parent	4,155	—
Prepaid expenses	(5,999)	729
Other current assets	36	(1,054)
Right-of-use assets	4,114	5,648
Other assets	(27)	—
Accounts payable and accrued expenses	(3,591)	(15,291)
Operating lease liabilities	(5,463)	(4,391)
Other liabilities	138	(85)
Cash flows used in operating activities	(96,775)	(151,524)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(167,475)	—
Sales and maturities of marketable securities	106,000	—
Additions of property and equipment	(69)	(2,274)
Cash flows used in investing activities	(61,544)	(2,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares under employee share plans	196	—
Net transfers from Former Parent	—	153,798
Cash flows provided by financing activities	196	153,798
Net decrease in cash, cash equivalents and restricted cash	(158,123)	—
Cash, cash equivalents and restricted cash—beginning of period	271,110	—
Cash, cash equivalents and restricted cash—end of period	$112,987	$—
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$23	$345
RECONCILIATION OF BALANCE SHEET TO STATEMENT OF CASH FLOWS:
Cash and cash equivalents	$111,018	$—
Restricted cash	1,969	—
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$112,987	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Mural Oncology plc, an Irish public limited company, and its consolidated subsidiaries (“Mural” or the “Company”) is a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging its core competencies in immune cell modulation and protein engineering, the Company has developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. The Company was established as a shelf company in May 2017 as a private company limited by shares and was de-shelved in 2023 in connection with the Separation. In August 2023, the legal status of the Company under Irish law was altered to that of a public limited company.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2023. The condensed consolidated financial statements for the three and nine months ended September 30, 2023 were derived from the Former Parent’s audited financial statements. The year-end condensed consolidated balance sheet data, which are presented for comparative purposes, were derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”). The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 are consistent with those discussed herein and in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K.

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

3. Cash, Cash Equivalents and Marketable Securities

As of September 30, 2024, the Company had cash and cash equivalents of $111.0 million and marketable securities of $64.5 million. As of December 31, 2023, the Company had cash and cash equivalents of $270.9 million and no marketable securities. In addition, the Company had a long-term restricted cash balance of $2.0 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively, which was restricted for a letter of credit and for use pertaining to corporate credit cards. See Note 7, Leases, for additional information regarding the letter of credit.

Cash and cash equivalents are carried at cost, which approximates fair market value. Marketable securities are classified as available for sale and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive gain (loss), a component of equity. All of the realized gains and losses on the sale of these marketable securities are determined using the specific identification method. There were no realized gains or losses as of September 30, 2024. Aggregated by investment category, there were no marketable securities in an unrealized loss position as of September 30, 2024.

Marketable securities, all of which had maturities of less than one year, consisted of the following:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
U.S. treasury securities	$43,071	$32	$—	$43,103
U.S. government agency bonds	21,365	15	—	21,380
Total marketable securities	$64,436	$47	$—	$64,483

4. Fair Value

The following table presents information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2024. The fair value of these financial assets was determined based on three levels of input as follows:

•
Level 1 - Quoted prices in active markets for identical assets;
•
Level 2 - Observable inputs other than quoted prices in active markets; and
•
Level 3 - Unobservable inputs.

(in thousands)	September 30, 2024	Level 1	Level 2	Level 3
Assets:
Money market mutual funds in cash equivalents	$110,518	$110,518	$—	$—
Marketable securities:
U.S. treasury securities	43,103	—	43,103	—
U.S. government agency bonds	21,380	—	21,380	—
Total	$175,001	$110,518	$64,483	$—

The following table presents information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2023.

(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market mutual funds in cash equivalents	$268,720	$268,720	$—	$—
Total	$268,720	$268,720	$—	$—

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Furniture, fixtures and equipment	$21,845	$21,738
Leasehold improvements	23,333	23,333
Construction in progress	—	15
Subtotal	45,178	45,086
Less: accumulated depreciation	(36,327)	(33,683)
Total property and equipment, net	$8,851	$11,403

Depreciation expense was $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued external research and development services	$10,547	$8,543
Accrued compensation	5,430	5,858
Accrued general and administrative	1,170	2,545
Accrued other	61	—
Total accrued expenses	$17,208	$16,946

7. Leases

The Company’s only lease as of September 30, 2024 and December 31, 2023 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, the Company also has the ability to sub-lease its corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The lease extension commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period, which the Company is not reasonably certain to exercise.

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

On August 16, 2024, the Company entered into a sub-lease pursuant to which the Company sub-leased to a third party approximately 5,155 square feet of office space and approximately 3,739 square feet of laboratory space that the Company leases under the Winter Street Lease and the Company also entered into a separate sub-lease pursuant to which the Company sub-leased to another third party (both sub-lessees together, the “August Sub-lessees”) approximately 3,387 square feet of office space and approximately 2,690 square feet of laboratory space that the Company leases under the Winter Street Lease (both sub-leases together, the “August Sub-leases”). The August Sub-leases commenced on August 20, 2024 and are expected to terminate on April 18, 2026. Under the August Sub-leases, the August Sub-lessees will pay to the Company a total annualized fixed base rent of $0.5 million beginning 30 days after the commencement date of the August Sub-leases, as well as compensate the Company for the August Sub-lessees’ proportionate share of operating and other expenses related to the August Sub-leases. The August Sub-lessees’ base rent and proportionate share of operating and other expenses are included as contra-expense in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

On October 11, 2024, the Company entered into a sub-lease (the “October Sub-lease”) pursuant to which the Company sub-leased to an additional third party (the “October Sub-lessee”) approximately 30,102 square feet of office space that the Company leases under the Winter Street Lease. Under the October Sub-lease, the October Sub-lessee will pay the Company an annualized fixed base rent of $0.7 million beginning on January 1, 2025, as well as compensate the Company for a proportionate share of operating and other expenses related to the October Sub-lease beginning with the commencement date of the October Sub-lease. The October Sub-lease commenced on November 1, 2024 and is expected to terminate on April 30, 2026.

As of the nine months ended September 30, 2024 and 2023, the incremental borrowing rate for the Winter Street Lease was 3.52%. As of September 30, 2024, the remaining term for the Winter Street Lease was 2.1 years. Cash paid for amounts included in the measurement of lease liabilities is included within cash flows from operating activities. During the three and nine months ended September 30, 2024, cash paid by the Company for amounts included for the measurement of lease liabilities was $1.6 million and $4.9 million, respectively. During the three and nine months ended September 30, 2023, cash paid by the Former Parent for amounts included for the measurement of lease liabilities was $1.6 million and $4.8 million, respectively.

The following table summarizes the effect of lease costs in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,398	$1,419	$4,211	$4,388
Variable lease cost	1,111	1,158	3,410	3,741
Total lease cost	$2,509	$2,577	$7,621	$8,129

Future lease payments under non-cancelable leases as of September 30, 2024 consisted of the following:

(in thousands)	September 30, 2024
Remainder of 2024	$739
2025	6,642
2026	2,484
Total operating lease payments	$9,865
Less: imputed interest	(319)
Total operating lease liabilities	$9,546

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

The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will be automatically increased on January 1, 2025, and each January 1 thereafter, in an amount equal to (i) 5% of the outstanding number of the Company’s ordinary shares on the immediately preceding December 31, or (ii) such lesser number of shares as determined by the 2023 Plan Administrator. The ordinary shares underlying any awards under the 2023 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2023 Plan. At September 30, 2024, 1,151,966 ordinary shares were reserved and available for issuance under the 2023 Plan.

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

The ordinary shares underlying any awards under the 2024 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2024 Plan. At September 30, 2024, 119,400 ordinary shares were reserved and available for issuance under the 2024 Plan.

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

Stock Plan Activity

The following average assumptions were used to estimate the fair value of stock options granted by the Company during the nine months ended September 30, 2024 using the Black-Scholes option pricing model:

Nine Months Ended September 30, 2024
Risk-free interest rate	3.5% - 4.6%
Dividend rate	0%
Expected volatility	82% - 87%
Expected life (years)	2.0 - 6.2

A summary of stock option activity under the 2023 Plan and the 2024 Plan for the nine months ended September 30, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	3,348,715	$4.53
Granted	535,881	$4.79
Cancelled/forfeited	(1,003,997)	$4.61
Exercised	(61,762)	$3.18
Options outstanding at September 30, 2024	2,818,837	$4.58
Options exercisable at September 30, 2024	1,087,411	$4.75

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2024 was $3.26. At September 30, 2024, there were 2.7 million stock options vested or expected to vest, with a weighted average exercise price of $4.58 per share, a weighted average contractual remaining life of 7.7 years and an aggregate intrinsic value of $1 thousand. At September 30, 2024, the aggregate intrinsic value of stock options exercisable was less than $1 thousand with a weighted average remaining contractual term of 6.3 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At September 30, 2024, there was $2.6 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

A summary of RSU activity under the 2023 Plan and the 2024 Plan for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested outstanding at December 31, 2023	1,129,512	$4.45
Granted	253,386	$4.96
Vested	(287,448)	$4.48
Cancelled/forfeited	(234,863)	$4.63
Unvested outstanding at September 30, 2024	860,587	$4.54

At September 30, 2024, there was $1.7 million of unrecognized share-based compensation expense related to unvested RSUs, which will be recognized over a weighted average remaining contractual term of 1.4 years.

The following table represents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$368	$1,401	$1,835	$6,000
General and administrative	662	1,582	2,584	2,877
Total share-based compensation expense	$1,030	$2,983	$4,419	$8,877

9. Income Taxes

During each of the three and nine months ended September 30, 2024, the Company recorded no income tax provision. During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $5.0 million and $10.2 million, respectively, related to its U.S. entity. The income tax provision was primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Code. The provision was calculated on a separate return basis and is not necessarily representative of the tax provision that may arise in the future. Net operating losses previously reported by the Former Parent did not carry over to the Company after the Separation.

On a quarterly basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to determine the recoverability of such deferred tax assets. In the third quarter of 2024, the Company reassessed the valuation allowance and considered all positive and negative evidence, including its cumulative losses over the year ended December 31, 2023 and the nine months ended September 30, 2024 and concluded that it should maintain the valuation allowance on its Irish net operating losses and other Irish and U.S. deferred tax assets as of September 30, 2024.

10. Commitments and Contingencies

The Company, from time to time, may be involved with lawsuits arising in the ordinary course of business. the Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows.

In the normal course of business, the Company contracts with third parties for preclinical, clinical and other research and development services. These contracts generally do not contain minimum purchase commitments and are cancellable upon notice by the Company. The Company has, however, entered into agreements with contract manufacturing organizations that include noncancellable costs or that may be subject to cancellation fees. As of September 30, 2024, open purchase commitments for such noncancellable contract manufacturing costs totaled approximately $9.2 million.

See Note 7, Leases, for information related to the Company’s lease obligations.

See Note 1, Organization and Description of Business, for information related to the tax matters agreement, which governs the Company’s and the Former Parent’s respective rights, responsibilities, and obligations with respect to taxes and which contains certain indemnifications.

11. Net Loss per Share

Basic net loss per share is computed by dividing the net loss in each period by the weighted average number of ordinary shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For the periods presented, ordinary share equivalents, consisting of share-based awards, were not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive. There were no dilutive equity instruments as of September 30, 2023 as there were no equity awards of the Company’s ordinary shares prior to the Separation.

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

As of September 30, 2024 and 2023, the number of ordinary shares underlying potentially dilutive securities consist of:

	September 30,
	2024	2023
Options to purchase ordinary shares	2,818,837	—
Restricted share units	860,587	—
Total	3,679,424	—

12. Related Parties

Corporate expenses prior to the Separation represent shared costs of the Former Parent that have been allocated to the Company based on a systematic and rational methodology and are reflected as expenses in these unaudited condensed consolidated financial statements. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support the Company’s information technology infrastructure, facilities, compliance, human resources, legal and finance functions, risk management, and share-based compensation administration, all of which support the operations of the Former Parent as a whole. Corporate expense allocations in the periods prior to the Separation were generally allocated to the Company based on proportional cost allocation methods using headcount, square footage, or proportional hours worked supporting the Company and other organizational activities, as applicable, which are considered to be reasonable reflections of the utilization of services provided or benefit received by the Company during the periods presented. Total corporate expense allocations from the Former Parent for the periods prior to the Separation in general and administrative expenses were $2.5 million and $8.8 million during the three and nine months ended September 30, 2023, respectively. Total corporate expense allocations from the Former Parent for the periods prior to the Separation in R&D expenses were $3.9 million and $12.9 million during the three and nine months ended September 30, 2023, respectively. The Former Parent assumed all of the outstanding accrued liabilities and accounts payable related to the oncology business as of the date of the Separation.

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

See Note 1, Organization and Description of Business, for details of the Company’s cash and financing arrangements. As of the date these unaudited condensed consolidated financial statements were available for issuance, there were no existing intercompany debt or other financing agreements in place with the Former Parent. As of September 30, 2024, the Company had a receivable from the Former Parent of $1.4 million pursuant to the transition services agreements. During the three and nine months ended September 30, 2024, the Company received $1.0 million and $7.4 million, respectively, from the Former Parent and paid $0.4 million and $5.3 million, respectively, to the Former Parent pursuant to the transition services agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors” appearing elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission (the “SEC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we have developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), is an investigational, engineered interleukin-2 (“IL-2”) cytokine designed to capture and expand the therapeutic benefits of high-dose recombinant human IL-2, while mitigating its hallmark toxicities. In our clinical proof of concept study, nemvaleukin generated durable responses as a single agent and in combination with pembrolizumab across a range of tumor types. Nemvaleukin is currently in two potentially registrational studies, the ARTISTRY-6 (Cohort 2) trial for the treatment of mucosal melanoma as a monotherapy and the ARTISTRY-7 trial for the treatment of platinum-resistant ovarian cancer (“PROC”) in combination with pembrolizumab. We expect to report topline overall survival results for the interim analysis from our ARTISTRY-7 trial in PROC based on approximately 75% of events (approximately 215 of 286 total overall survival events) late in the first quarter of 2025 or early in the second quarter of 2025 and final results in the second quarter of 2026, subject to reaching the required number of events for the analysis, and topline results from Cohort 2 in our ARTISTRY-6 trial in mucosal melanoma in the second quarter of 2025. Data from the phase 1/2 ARTISTRY-3 trial which support the less frequent IV (“LFIV”) recommended phase 2 dose and schedule were presented at the American Society of Clinical Oncology annual meeting in June 2024.We are also testing the newly recommended phase 2 dose of LFIV nemvaleukin (infusions on days 1 and 8 per three-week dosing cycle) as a monotherapy in patients with cutaneous melanoma in Cohort 3 of the ARTISTRY-6 trial. We are also testing the same LFIV dosing regimen of nemvaleukin in combination with pembrolizumab in patients with cutaneous melanoma in Cohort 4 of the ARTISTRY-6 trial. We expect to report preliminary monotherapy data from Cohort 3 in the first half of 2025 and preliminary combination data from Cohort 4 in the second half of 2025. In addition to nemvaleukin, we are also developing engineered therapies targeting the interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) pathways, which have demonstrated therapeutic potential in third-party preclinical and clinical studies. We are currently conducting discovery-phase activities for our IL-18 and IL-12 programs, and we plan to nominate a product candidate in each program before the end of 2024. We also plan to submit an Investigational New Drug application to the U.S Food and Drug Administration for our IL-18 program in the fourth quarter of 2025.

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

Revenue

Through September 30, 2024, we have not recognized any revenue and do not expect to generate substantial product revenue in the near future, if at all, as we do not currently have an approved product. If our development efforts for our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

The amounts set forth in the tables below are not necessarily predictive of future R&D expenses. In an effort to allocate our R&D spending most effectively, we continually evaluate our product candidates under development based on the performance of such product candidates in preclinical and/or clinical trials, our expectations regarding the likelihood of their regulatory approval and our view of their future potential commercial viability, among other factors. For more information regarding risks related to future R&D expenses, please see “Risk Factors—Risks Related to Discovery, Product Development and Regulatory Approval of Our Product Candidates” in this Quarterly Report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Research and Development Expenses

The following table sets forth our R&D expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in millions)	2024	2023	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.1	$1.0	$(0.9)
ARTISTRY-2	0.1	1.6	(1.5)
ARTISTRY-3	0.5	1.1	(0.6)
ARTISTRY-6	3.1	2.5	0.6
ARTISTRY-7	4.8	8.3	(3.5)
Other program spend	6.8	6.1	0.7
Early discovery programs	0.7	0.9	(0.2)
Other external R&D expenses	1.3	2.9	(1.6)
Total external R&D expenses	17.4	24.4	(7.0)
Internal R&D expenses:
Employee-related	7.6	12.9	(5.3)
Occupancy	2.3	2.5	(0.2)
Depreciation	0.3	0.6	(0.3)
Total internal R&D expenses	10.2	16.0	(5.8)
Research and development expenses	$27.6	$40.4	$(12.8)

The decrease in R&D expenses in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to different team composition compared to the personnel previously allocated to us by the Former Parent prior to the Separation, as well as decreased spend on the ARTISTRY-1 and ARTISTRY-2 trials as activities related to these trials wound down in 2023, and decreased spend on the ARTISTRY-7 trial due to the timing of patient enrollment.

General and Administrative Expenses

The following table sets forth our G&A expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in millions)	2024	2023	Change
General and administrative expense	$6.5	$6.0	$0.5

The increase in G&A expense in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to costs associated with operating as a standalone company after the Separation. This includes professional fees as well as differences in costs of insurance and property taxes compared to amounts previously allocated to us by the Former Parent prior to the Separation.

Other Income

The following table sets forth our other income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in millions)	2024	2023	Change
Other income	$2.3	$—	$2.3

Other income in the three months ended September 30, 2024 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

Income Tax Provision

The following table sets forth our income tax provision expense for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in millions)	2024	2023	Change
Income tax provision	$—	$(5.0)	$5.0

The income tax provision expense for the three months ended September 30, 2023 was primarily due to the capitalization and amortization of R&D expenses by the Former Parent in accordance with Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”). As noted in Note 9, Income Taxes, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, we continue to maintain a valuation allowance on our Irish net operating losses and other Irish and U.S. deferred tax assets as of September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Research and Development Expenses

The following table sets forth our R&D expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.4	$7.5	$(7.1)
ARTISTRY-2	0.1	3.8	(3.7)
ARTISTRY-3	2.1	2.7	(0.6)
ARTISTRY-6	6.9	6.1	0.8
ARTISTRY-7	15.6	20.5	(4.9)
Other program spend	16.6	19.0	(2.4)
Early discovery programs	2.1	3.3	(1.2)
Other external R&D expenses	6.1	9.3	(3.2)
Total external R&D expenses	49.9	72.2	(22.3)
Internal R&D expenses:
Employee-related	24.1	41.6	(17.5)
Occupancy	7.0	8.0	(1.0)
Depreciation	1.0	1.5	(0.5)
Total internal R&D expenses	32.1	51.1	(19.0)
Research and development expenses	$82.0	$123.3	$(41.3)

The decrease in R&D expenses in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to different team composition compared to the personnel previously allocated to us by the Former Parent prior to the Separation, as well as decreased spend on the ARTISTRY-1 and ARTISTRY-2 trials as activities related to these trials wound down in 2023 and decreased spend on the ARTISTRY-7 trial due to the timing of patient enrollment.

General and Administrative Expenses

The following table sets forth our G&A expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
General and administrative expense	$20.4	$14.4	$6.0

The increase in G&A expense in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to costs associated with operating as a standalone company after the Separation. This includes employee-related expenses and professional fees as well as differences in costs of insurance and property taxes compared to amounts previously allocated to us by the Former Parent prior to the Separation.

Other Income

The following table sets forth our other income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Other income	$8.2	$—	$8.2

Other income in the nine months ended September 30, 2024 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

Income Tax Provision

The following table sets forth our income tax provision expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Income tax provision	$—	$(10.2)	$10.2

The income tax provision expense for the nine months ended September 30, 2023 was primarily due to the capitalization and amortization of R&D expenses by the Former Parent in accordance with Section 174 of the Code. As noted in Note 9, Income Taxes, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, we continue to maintain a valuation allowance on our Irish net operating losses and other Irish and U.S. deferred tax assets as of September 30, 2024.

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

We believe, based on our operating plan, that our cash, cash equivalents and marketable securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Cash Flows

As the Former Parent managed our cash and financing arrangements prior to the Separation, excess cash generated, if any, was deemed remitted to the Former Parent and all sources of cash were deemed funded by the Former Parent. The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash, cash equivalents and restricted cash, beginning of period	$271.1	$—
Cash flows used in operating activities	$(96.8)	$(151.5)
Cash flows used in investing activities	$(61.5)	$(2.3)
Cash flows provided by financing activities	$0.2	$153.8
Cash, cash equivalents and restricted cash, end of period	$113.0	$—

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $96.8 million which was primarily the result of our net loss of $94.2 million and an increase of $6.0 million in prepaid expenses, partially offset by non-cash charges of $4.1 million. The most significant non-cash charge we incurred was share-based compensation of $4.4 million. We used $6.6 million in cash from working capital, primarily related to a $6.0 million increase in prepaid expenses, a $3.7 million decrease in accounts payable, accrued expenses and other current liabilities, and a $5.5 million decrease in operating lease liabilities, partially offset by a $4.2 million decrease in our receivable from the Former Parent and a $4.1 million decrease in our right-of-use assets.

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

Investing Activities

Net cash used in investing activities was $61.5 million for the nine months ended September 30, 2024, which was primarily due to the purchase of marketable securities, partially offset by the sales and maturities of marketable securities.

Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2023, which was attributed to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was due to proceeds received from the issuance of ordinary shares of the Company for the exercise of stock options under employee share plans.

As the Former Parent managed our cash and financing arrangements until the Separation, all sources of cash prior to the Separation were deemed funded by the Former Parent. Net cash provided by financing activities for the nine months ended September 30, 2023 was due to the funding of our operating and investing activities by the Former Parent.

Contractual Obligations and Commitments

Our only lease as of September 30, 2024 and December 31, 2023 was the Winter Street Lease, an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space. Under the terms of the Winter Street Lease, we also have the ability to sub-lease our corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The extension term commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the Winter Street Lease for an additional five-year period, which we are not reasonably certain to exercise.

The Winter Street Lease was assigned to us in connection with the Separation and is used solely for our operations. The Former Parent has been primarily obligated to the landlord for the Winter Street Lease, and, following the Separation, the Former Parent is jointly and severally liable with us for, and continues to guarantee, all obligations under the Winter Street Lease. Furthermore, prior to the Separation, the Former Parent was the applicant with respect to a letter of credit security deposit that secured the obligations of the tenant under the Winter Street Lease. The Former Parent maintained a $1.9 million collateralized letter of credit (the “Former Parent Letter of Credit”) related to such security deposit as of December 31, 2023. As we did not have legal ownership over any bank accounts prior to the Separation, there were no cash or cash equivalents balances specifically attributable to us for the periods prior to the Separation and, accordingly, no amount is reflected in the consolidated financial statements for the periods prior to the Separation related to the Former Parent Letter of Credit. On January 3, 2024, we entered into a $1.7 million collateralized letter of credit that secures the obligations under the Winter Street Lease to replace the Former Parent Letter of Credit.

On August 16, 2024, we entered into a sub-lease pursuant to which we sub-leased to a third party approximately 5,155 square feet of office space and approximately 3,739 square feet of laboratory space that we lease under the Winter Street Lease and we also entered into a separate sub-lease pursuant to which we sub-leased to another third party (both sub-lessees together, the “August Sub-lessees”) approximately 3,387 square feet of office space and approximately 2,690 square feet of laboratory space that we lease under the Winter Street Lease (both sub-leases together, the “August Sub-leases”). The August Sub-leases commenced on August 20, 2024 and are expected to terminate on April 18, 2026. Under the August Sub-leases, the August Sub-lessees will pay to us a total annualized fixed base rent of $0.5 million beginning 30 days after the commencement date of the August Sub-leases, as well as compensate us for the August Sub-lessees’ proportionate share of operating and other expenses related to the August Sub-leases. The

August Sub-lessees’ base rent and proportionate share of operating and other expenses are included as contra-expense in our condensed consolidated statements of operations and comprehensive loss.

On October 11, 2024, we entered into a sub-lease (the “October Sub-lease”) pursuant to which we sub-leased to an additional third party (the “October Sub-lessee”) approximately 30,102 square feet of office space that we lease under the Winter Street Lease. Under the October Sub-lease, the October Sub-lessee will pay us an annualized fixed base rent of $0.7 million beginning on January 1, 2025, as well as compensating us for a proportionate share of operating and other expenses related to the October Sub-lease beginning with the commencement date of the October Sub-lease. The October Sub-lease commenced on November 1, 2024 and is expected to terminate on April 30, 2026.

As of September 30, 2024, the remaining contractual operating lease liability associated with the Winter Street Lease was $9.5 million. For additional information on our operating lease, see Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

There have been no significant changes to our critical accounting policies or estimates from those described in the “Critical Accounting Policies and Significant Judgments and Estimates” section in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. Please refer to such section for a discussion of the accounting policies and estimates we deem to be most critical to the preparation of our consolidated financial statements.

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies for so long as the market value of our ordinary shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter of the preceding fiscal year, or our annual revenues are less than $100.0 million during the most recently completed fiscal year and the market value of our ordinary shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter of the preceding fiscal year. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, we have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business has incurred operating losses to date due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations and we have not yet generated any revenue as a standalone company, nor did our business when operated by the Former Parent generate any revenue. If our product candidates are not successfully developed and approved, we may never generate any product revenue from product sales. Our net losses for the nine months ended September 30, 2024 and 2023 were $94.2 million and $147.9 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as our product candidates advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as an independent public company. If we obtain marketing and regulatory approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

As of September 30, 2024, our cash, cash equivalents and marketable securities were $175.5 million. Our management believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan into the fourth quarter of 2025.

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

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a Risk Evaluation and Mitigation Strategy (“REMS”). In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that the FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that the FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, and if it continues, and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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

Regulatory approval by the FDA or other regulatory authorities can be delayed, limited or not granted at all for many reasons, including because regulatory authorities may not agree with our regulatory approval strategies, plans for accelerated development timelines, components of our filings such as clinical trial designs, conduct and methodologies, or the sufficiency of our submitted data to meet their requirements for product approval. Regulatory authorities might not approve our or our licensees’ manufacturing processes or facilities, or those of the CROs and contract manufacturing organizations who conduct research or manufacturing work on our or our licensees’ behalf. Regulatory authorities also may change their requirements for approval or post-approval marketing. For example, if the data from the ARTISTRY-6 cohort are positive, the FDA may grant accelerated approval for nemvaleukin pending clinical trial results, further understanding of the treatment landscape, and the rarity of the disease and timeframe needed to conduct a confirmatory trial. We will need to reach agreement with the FDA on a confirmatory data plan prior to receiving such approval, and there is no guarantee that the FDA will agree to any confirmatory data plan that we propose. If the FDA grants accelerated approval to nemvaleukin for the treatment of mucosal melanoma, the FDA is permitted to require that one or more post-approval confirmatory studies be underway prior to approval or within a specified time period after accelerated approval is granted. The FDA may require us to conduct another clinical trial to convert accelerated approval to traditional approval for nemvaleukin for the treatment of mucosal melanoma. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of the relevant cancers may have evolved such that it would be necessary to modify our plans for regulatory approval, and the prospects for regulatory approval and commercial acceptance of our products may be limited by a change in the standard of care.

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

We have obtained Fast Track designations (“FTD”) for nemvaleukin in mucosal melanoma and for nemvaleukin in combination with pembrolizumab for platinum-resistant ovarian cancer (“PROC”). The FDA may grant FTD to a product candidate if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition. For products granted FTD, sponsors may have greater interactions with the FDA, and a sponsor can submit completed sections of its BLA on a rolling basis for review by the FDA rather than waiting until every section of the BLA is completed before the entire application can be reviewed.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of pharmaceutical and biotechnology companies of various sizes. Some of these competitive therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. For more information, see “Business—Competition” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”).

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

Our business activities outside of the U.S. are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA and similar anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, any dealings with these prescribers and purchasers may be subject to regulation under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We are engaged in ongoing efforts that are designed to ensure our compliance with these laws, including due diligence, training, policies, procedures and internal controls. However, there is no certainty that all employees and third-party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of manufacturers and other third-party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute and the U.S. federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section titled “Business – Government Regulation – Healthcare and Privacy Laws” in our Annual Report on Form 10-K.

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

As of November 1, 2024, we had approximately 109 employees. We may experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

We have a very limited history of operating as a standalone company and we expect to continue to incur increased administrative and other costs, as compared to prior to the Separation, by virtue of our status as an independent public company. Our historical combined financial information prior to the Separation included in this Quarterly Report is not necessarily representative of the results that we would have achieved for the periods presented and may achieve as a separate, publicly traded company and should not be relied upon as an indicator of our future results.

Historically and through the date of the Separation, our business was conducted by the Former Parent. Our historical information provided in this Quarterly Report includes references to our business as operated by and integrated with the Former Parent prior to the Separation. Our historical combined financial information through the date of the Separation included in this Quarterly Report is derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, the historical combined financial information included in this Quarterly Report may not reflect the operating results, financial condition or cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or the financial results we will achieve in the future. In particular, our future financial results may vary from the historical combined financial information included in this Quarterly Report as a result of the following factors, among others:

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

Our financial condition and future results of operations, will be different from results reflected in our historical financial statements included elsewhere in this Quarterly Report for periods prior to the Separation. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

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

We have substantially completed the installation and implementation of information technology infrastructure to support our critical business functions, particularly in relation to areas outside the U.S., including collecting and storing proprietary and confidential data, including intellectual property, our proprietary business information, systems relating to accounting and reporting, manufacturing process control, inventory control and trial and research data. Despite this, we may incur temporary interruptions in business operations as part of our initial standalone operation of transactional and operational systems and data centers. While we have substantially completed the process of implementing our new systems and transitioning our data, we may incur substantially higher costs for the ongoing management of these systems than currently anticipated. Our failure to implement the new systems successfully and replace the Former Parent’s services effectively and efficiently, could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During the three months ended September 30, 2024, the following officers adopted contracts, instructions, or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 Trading Arrangement”).

On September 13, 2024, Caroline Loew, our Chief Executive Officer, adopted a Rule 10b5-1 Trading Arrangement providing for the potential sale of up to 124,204 of our ordinary shares obtained from the exercise of vested stock options or the vesting of restricted stock unit awards in accordance with the prices and formulas set forth in the plan. The number of ordinary shares that may be sold under this Rule 10b5-1 Trading Arrangement is not currently determinable as the number will vary based on the market price of our ordinary shares. This Rule 10b5-1 Trading Arrangement is scheduled to expire on August 15, 2025.

On September 20, 2024, Maiken Keson-Brookes, our Chief Legal Officer, adopted a Rule 10b5-1 Trading Arrangement providing for the potential sale of up to 31,886 of our ordinary shares obtained from the exercise of vested stock options or the vesting of restricted stock unit awards in accordance with the prices and formulas set forth in the plan. The number of ordinary shares that may be sold under this Rule 10b5-1 Trading Arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our ordinary shares at the time of future RSU vesting. This Rule 10b5-1 Trading Arrangement is scheduled to expire on September 5, 2025.

On September 23, 2024, Adam Cutler, our Chief Financial Officer adopted a Rule 10b5-1 Trading Arrangement providing for the potential sale of up to 28,767 our ordinary shares obtained from the exercise of vested stock options or the vesting of restricted stock unit awards in accordance with the prices and formulas set forth in the plan. The number of ordinary shares that may be sold under this Rule 10b5-1 Trading Arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our ordinary shares at the time of future RSU vesting. This Rule 10b5-1 Trading Arrangement is scheduled to expire on August 18, 2025.

No other officers or directors adopted a Rule 10b5-1 Trading Arrangement during the three months ended September 30, 2024. None of our directors or officers modified or terminated a Rule 10b5-1 Trading Arrangement or adopted, modified, or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024.

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

Mural Oncology plc

Date: November 13, 2024	By:	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)