Form 10-K
period 2024-12-31
Mural Oncology plc
filed 2025-03-11
CIK 1971543

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,178,017.

As of February 28, 2025, the registrant had 17,228,291 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual General Meeting of Shareholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•
Because we have a limited operating history as a standalone company, valuing our business and predicting our prospects is challenging.
•
Our financial condition raises substantial doubt as to our ability to continue as a going concern.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we have developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), is an investigational, engineered cytokine fusion protein that selectively binds to the intermediate-affinity interleukin-2 (“IL-2”) receptor. Nemvaleukin is designed to preferentially activate antitumor cytotoxic effector natural killer (“NK”) cells and CD8+ T cells while minimizing the expansion of immunosuppressive T regulatory cells (“Tregs”). In ARTISTRY-1, our clinical proof of concept study, nemvaleukin generated durable responses as a single agent and in combination with pembrolizumab across a range of tumor types. Nemvaleukin is currently in two potentially registrational trials, the ARTISTRY-6 (Cohort 2) trial for the treatment of mucosal melanoma as a monotherapy and the ARTISTRY-7 trial for the treatment of platinum-resistant ovarian cancer (“PROC”) in combination with pembrolizumab. We expect to report overall survival (“OS”) results for the interim analysis for our ARTISTRY-7 trial in PROC late in the first quarter or early in the second quarter of 2025 and topline results for Cohort 2 of our ARTISTRY-6 trial in mucosal melanoma in the second quarter of 2025. In addition to nemvaleukin, we are also developing engineered therapies targeting the interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) pathways, which have demonstrated therapeutic potential in third-party preclinical and clinical studies. We nominated product candidates for our IL-18 and IL-12 programs in 2024, and we are currently conducting investigational new drug (“IND”)-enabling studies for our IL-18 candidate.

What are Cytokines?

Cytokines are biologically active proteins that play an essential role in immune cell function. These proteins regulate immune responses by acting as chemical messengers for the body’s immune cells through receptor site binding. In patients with cancer, cytokines can help prime, expand, activate, and/or enhance activity of the immune system to recognize and eliminate tumor cells. Because of these characteristics, various cytokine pathways have been investigated as cancer immunotherapies. However, administering unmodified cytokines as therapeutics can present challenges, including narrow therapeutic indexes and unmanageable side effect profiles. For example, while high dose recombinant human IL-2 (“rhIL-2”) has been shown to be an effective treatment, having demonstrated complete and durable responses in patients with metastatic melanoma and renal cell carcinoma (“RCC”), use of rhIL-2 has been significantly limited due to associated toxicities such as capillary leak syndrome (“CLS”) and end-organ dysfunction, which can be severe and life-threatening.

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

The nemvaleukin clinical program includes the completed ARTISTRY-1, ARTISTRY-2, and ARTISTRY-3 trials and two ongoing clinical trials, ARTISTRY-6, and ARTISTRY-7.

ARTISTRY-1 Clinical Trial. ARTISTRY-1 was designed to assess the safety, tolerability and preliminary efficacy of nemvaleukin as monotherapy and in combination with pembrolizumab, and to select the recommended Phase 2 dose (“RP2D”) of IV nemvaleukin dosed on days one to five of the dosing cycle. ARTISTRY-1 was a global, multicenter, open-label study with three parts: Part A (dose-escalation monotherapy, 46 subjects), Part B (dose-expansion monotherapy, 47 subjects with melanoma and 27 subjects with RCC), and Part C (combination therapy with pembrolizumab, 166 subjects including 43 subjects rolled over from Part A or Part B). The primary endpoints were the incidence of dose limiting toxicities (Part A), the incidence and severity of treatment-emergent adverse events (Parts A, B, and C), and the ORR based on RECIST 1.1 (Parts B and C). As ARTISTRY-1 was not designed to generate treatment comparisons, these endpoints are summarized descriptively.

We observed objective responses with nemvaleukin as monotherapy at the RP2D of 6 μg/kg/day in RCC and melanoma including cutaneous and mucosal subtypes. In ARTISTRY-1, among six evaluable mucosal melanoma patients as of March 27, 2023, we observed two PRs (one confirmed, which means it meets the RECIST 1.1 criteria for a PR in two consecutive scans) and two patients with SD, representing an ORR of 33.3% and an overall DCR of 66.7%.

Nemvaleukin in combination with pembrolizumab has shown responses across both PD(L)1 inhibitor approved and unapproved tumor types, with complete and durable responses in multiple tumor types. A durable response is a response with a duration that exceeds the response generally observed with standard of care treatment. In the context of high unmet need disease states such as mucosal melanoma and PROC and taking into account standard of care treatment in these disease states, we regard a response that exceeds six months as durable. In ARTISTRY-1, 4% of patients on the combination regimen had CRs, 10% had PRs and an additional 10% had SD for a duration of over 6 months. Confirmed CRs were noted in PROC, melanoma and

Hodgkin’s lymphoma. The median duration of response was 65.0 weeks. Among 14 evaluable patients with PROC as of March 27, 2023, treatment with nemvaleukin in combination with pembrolizumab resulted in two CRs and two PRs (one confirmed), with a median duration of response of 65.5 weeks, and six patients with SD, representing an overall response rate of 28.6% and an overall DCR of 71.4%. In ARTISTRY-1 (Part C), for example, one patient with PROC began treatment in February 2020, achieved a 55% reduction (a PR per RECIST 1.1 criteria) in tumor at Cycle 4, and complete resolution of the tumor twenty cycles later (a CR per RECIST 1.1 criteria). This patient remained on treatment for over two years. In addition to the responses in PROC, we also observed objective responses, or patients with PRs or CRs, in breast, bladder, cervical, head and neck, non-small-cell lung, esophageal, colorectal, pancreatic, Hodgkin’s lymphoma, melanoma, and RCC when nemvaleukin was administered in combination with pembrolizumab. All ARTISTRY-1 data is provided as of the dates noted herein; the final database lock occurred on September 27, 2023.

ARTISTRY-2 Clinical Trial. ARTISTRY-2 was a Phase 1/2 trial that evaluated safety, anti-tumor activity, and pharmacokinetics/pharmacodynamics of subcutaneous (“SC”) nemvaleukin as monotherapy and in combination with pembrolizumab in patients with advanced solid tumors. The Phase 1 trial explored doses ranging from 0.6 to 6 mg in a once every seven day (“Q7D”) regimen and doses ranging from 1 mg to 10 mg in a once every 21 days (“Q21D”) regimen. Based on the tolerability, pharmacodynamics and antitumor activity from Phase 1 of ARTISTRY-2, the RP2D of subcutaneous nemvaleukin was identified as 3 mg Q7D. In Phase 2 of ARTISTRY-2, subcutaneous nemvaleukin at the RP2D plus pembrolizumab was administered to 59 patients in the following solid tumor cohorts: non–small-cell lung cancer, squamous cell carcinoma of the head and neck, gastric and gastroesophageal junction cancer, and PROC. Antitumor activity was observed, including two confirmed PRs in PROC, one confirmed PR in non-small-cell lung cancer and one unconfirmed PR (uPR) in squamous cell carcinoma of the head and neck. The final results were reported as of August 17, 2023. In conclusion, subcutaneous nemvaleukin at the RP2D of 3 mg Q7D plus pembrolizumab was generally well tolerated and demonstrated limited antitumor activity in patients with refractory solid tumors.

ARTISTRY-3 was a Phase 1/2 open-label trial of IV nemvaleukin in patients with selected advanced solid tumors who had previously received standard of care treatment(s). Cohort 1 evaluated the on-treatment changes in the tumor microenvironment (“TME”) with nemvaleukin dosed on days one to five of the dosing cycle. Cohort 2 evaluated doses between 10 µg/kg and 40 µg/kg across three dosing schedules of less frequent intravenous (“IV”) dosing (“LFIV”): once per three-week dosing cycle; days one and eight of a three-week dosing cycle; and days one and four of a three-week dosing cycle. After reviewing the safety and pharmacokinetic/pharmacodynamic data in collaboration with our safety review committee, LFIV 30 µg/kg administered on days one and eight of a three-week dosing cycle was selected as the RP2D.

ARTISTRY-6 and ARTISTRY-7 Clinical Trials. We are currently evaluating nemvaleukin in two potentially registrational studies: ARTISTRY-6, a Phase 2 study in which Cohort 2 is evaluating IV nemvaleukin as a monotherapy in patients with advanced mucosal melanoma, and ARTISTRY-7, a Phase 3 study which is evaluating IV nemvaleukin in combination with pembrolizumab in patients with PROC. The U.S. Food and Drug Administration (“FDA”) has granted Orphan Drug designation (“ODD”) to nemvaleukin for the treatment of mucosal melanoma. The FDA also has granted Fast Track designation (“FTD”) to nemvaleukin for the treatment of mucosal melanoma and to nemvaleukin in combination with pembrolizumab for the treatment of PROC. We expect to report OS results for the interim analysis for our ARTISTRY-7 trial in PROC late in the first quarter of 2025 or early in the second quarter of 2025 and topline results for Cohort 2 of our ARTISTRY-6 trial in mucosal melanoma in the second quarter of 2025.

ARTISTRY-6 is an ongoing global, Phase 2 multi-center, open-label cohort study of nemvaleukin monotherapy in patients with advanced cutaneous melanoma or advanced mucosal melanoma. This study evaluates SC nemvaleukin in Cohort 1, five-day IV dosing of nemvaleukin in Cohort 2 and LFIV dosing of nemvaleukin in Cohort 3 and Cohort 4. ARTISTRY-6 is planned to enroll approximately 180 patients, including approximately 90 patients with advanced cutaneous melanoma and 92 patients with advanced mucosal melanoma. Subjects will be enrolled into one of four cohorts based on tumor type: advanced cutaneous melanoma (Cohorts 1, 3 and 4) and advanced mucosal melanoma (Cohort 2). The targeted sample size for Cohort 1 was 40. The targeted sample size for Cohort 2 was increased from 70 to 90 in January 2024 in order to provide a more robust assessment of the response rate. Cohort 3 and Cohort 4 are planned to evaluate the LFIV dosing of nemvaleukin at RP2D (30 µg/kg) as a monotherapy or in combination with pembrolizumab, respectively. The planned enrollment for these two cohorts in total is approximately 50 patients with cutaneous melanoma. The primary endpoint for each cohort is ORR based on RECIST 1.1 while secondary endpoints include duration of response, progression-free survival (“PFS”), DCR, time to response, and safety and tolerability. The study endpoints will be summarized descriptively and analyzed and reported separately for each cohort and dosing schedule tested in the study. Cohort 1, Cohort 2 and Cohort 3 have completed enrollment. We expect to provide topline results for the potentially registrational Cohort 2 in the second quarter of 2025. If the data is positive, we may, after discussion with the FDA, submit a Biologics License Application (“BLA”) for nemvaleukin for the treatment of mucosal melanoma. Cohort 3 preliminary results are expected to be reported in the first half of 2025 and Cohort 4 preliminary results are expected to be reported in the second half of 2025, subject to patient enrollment.

ARTISTRY-7 is a global, Phase 3 multicenter, open-label, randomized study of IV nemvaleukin in combination with pembrolizumab compared to investigator’s choice chemotherapy in patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer. The primary endpoint was changed in January 2024 from PFS to OS, with PFS and ORR as secondary efficacy endpoints. The rationale for the change in primary endpoint is our belief that OS is the more appropriate endpoint to objectively demonstrate clinical benefit in the target population, especially taking into consideration the poor prognosis of PROC patients and the number of previous lines of systemic therapy allowed per protocol for the trial. Additionally, we believe OS is the preferred endpoint in this setting among regulatory agencies and payors and may also better capture the effects of an immuno-oncology doublet combination therapy as compared to a PFS endpoint. This study enrolled 456 patients across four arms: approximately 187 patients in the combination therapy arm, 27 patients in the pembrolizumab monotherapy arm, 55 patients in the nemvaleukin monotherapy arm, and approximately 187 patients in the investigator’s choice chemotherapy arm. Summary statistics will be provided by treatment arm, and a statistical comparison will be conducted between the combination therapy arm and the chemotherapy arm. The pembrolizumab and nemvaleukin monotherapy arms are included in the study to discern the treatment effect of nemvaleukin and pembrolizumab individually; we do not plan to conduct statistical comparison on these arms. For each of ARTISTRY-6 and ARTISTRY-7, we have established an independent data monitoring committee that, pursuant to its charter, periodically reviews the accruing clinical trial data. ARTISTRY-7 has reached the 75% of OS events necessary for the planned interim analysis. The data remains blinded to us until after the independent data monitoring committee has reviewed the interim analysis. If the hazard ratio meets the pre-specified bar for success at the interim analysis (0.727, or a 27.3% reduction in the risk of death assuming exactly 215 OS events), we plan to submit a BLA for nemvaleukin in combination with pembrolizumab for the treatment of PROC to the FDA in 2025. If the hazard ratio does not meet the statistical threshold for success at the interim analysis and the company deems the study to have a high probability of success for the final analysis, we expect to continue the trial to the protocol-specified final OS analysis, where the maximum hazard ratio for success is 0.788, or a 21.2% reduction in the risk of death, assuming exactly 286 OS events. We expect that we would report these final OS results, if the study continues to final analysis, in the second quarter of 2026, subject to event accrual.

If we receive marketing approval for nemvaleukin in the U.S. for the treatment of either PROC or mucosal melanoma, we may pursue similar marketing authorizations in other jurisdictions.

To explore nemvaleukin’s potential broad utility and ability to offer more flexible and convenient options to patients, caregivers, and providers, we are also evaluating subcutaneous dosing and alternative IV dosing frequencies in a variety of studies. ARTISTRY-2 and Cohort 1 of ARTISTRY-6 were designed to evaluate subcutaneous dosing of nemvaleukin. ARTISTRY-3 and Cohort 3 and Cohort 4 of ARTISTRY-6 are designed to evaluate nemvaleukin in a less frequent IV dosing regimen.

Our IL-18 and IL-12 Programs

We are also developing engineered IL-18 and IL-12 cytokines. In the fourth quarter of 2024, we nominated two development candidates: MURA-8518 for our IL-18 program and MURA-7012 for our IL-12 program. MURA-8518 is designed to be a half-life extended, binding protein-resistant IL-18 in order to overcome the native cytokine’s limitations as a therapeutic. MURA-7012 is comprised of targeted split IL-12 sub-units that preferentially self-assemble at the tumor site and are designed to limit systemic exposure. For each cytokine pathway, we have developed what we believe is an innovative protein engineering solution designed to address the therapeutic limitations of the native molecules. We expect to submit an IND application or a Clinical Trial Application (“CTA”) for MURA-8518 in the first half of 2026.

Our Strategy

Our goal is to discover and develop immunotherapies that may help meaningfully improve the lives of patients with cancer. Leveraging our immune cell modulation expertise and protein engineering capabilities, we aim to discover, develop and ultimately commercialize immunotherapies designed to address serious unmet patient needs. Key elements of our strategy include:

•
Progress nemvaleukin from clinical development to commercialization, as monotherapy for the treatment of mucosal melanoma and in combination with pembrolizumab for the treatment of PROC. We are developing nemvaleukin, a novel IL-2 variant, in two potentially registrational trials, Cohort 2 of ARTISTRY-6 and ARTISTRY-7, which, to our knowledge, make nemvaleukin the IL-2 variant furthest advanced in clinical development. Cohort 2 of ARTISTRY-6 is evaluating nemvaleukin as monotherapy in patients with advanced mucosal melanoma. This trial was designed based on the objective responses observed with nemvaleukin monotherapy in ARTISTRY-1 in melanoma, both cutaneous and mucosal types, validating the potential therapeutic benefit of nemvaleukin in this setting. We expect to report topline results from Cohort 2 of ARTISTRY-6 in mucosal melanoma in the second quarter of 2025. ARTISTRY-7 is evaluating nemvaleukin in combination with pembrolizumab in patients with

PROC. We plan to report interim analysis OS results for ARTISTRY-7 late in the first quarter or early in the second quarter of 2025. If the data from either, or both, of these potentially registrational clinical trials are positive, we may submit a BLA to the FDA for marketing approval in the United States (“U.S.”)
•
Expand nemvaleukin’s development into additional tumor types for which scientific rationale supports nemvaleukin’s therapeutic potential. The IL-2 pathway is a key regulator of the body’s immune response. Selective binding to the intermediate affinity IL-2R, as observed with nemvaleukin, is associated with the ability to expand and activate antitumor effector cells including CD8+ T cells and NK cells, with minimal expansion of Tregs, which are associated with immune suppression. We believe these pharmacodynamic properties, in combination with nemvaleukin’s clinical profile to date, support nemvaleukin’s potential utility in a range of tumor types, whether as monotherapy or in combination with other treatments. Across ARTISTRY-1 and ARTISTRY-2, our completed Phase 1/2 studies which evaluated the efficacy, safety and tolerability of nemvaleukin in monotherapy and combination settings, objective responses have been observed in a wide array of solid tumors, including in difficult-to-treat tumors for which checkpoint inhibitors (“CPIs”) are not approved and in patients with tumors that progressed following CPI treatment. In the nemvaleukin monotherapy setting, responses were observed in RCC and melanoma. Using nemvaleukin in combination with pembrolizumab, objective responses were observed in breast, bladder, cervical, gastrointestinal, head and neck, Hodgkin’s lymphoma, lung, melanoma, ovarian and RCC. Based on these responses, and subject to both the availability of funding and the results of ARTISTRY-6 and ARTISTRY-7, we plan to explore the potential of nemvaleukin in a number of additional tumor types.
•
Explore the next generation of dosing for nemvaleukin. We believe that nemvaleukin has potential to be utilized across a range of tumor types and in combination with multiple treatment options. The initial IV nemvaleukin dosing regimen that we have studied is daily times five in three-week cycles, which was modeled after the currently approved high-dose rhIL-2 dosing schedule. To explore nemvaleukin’s potential broad utility and ability to offer more flexible and convenient options to patients, caregivers, and providers, we are also evaluating alternative IV dosing frequencies. We expect preliminary data readout of Cohort 3 of ARTISTRY-6, evaluating an LFIV regimen of nemvaleukin in cutaneous melanoma in the first half of 2025. We expect a preliminary data readout of Cohort 4 of ARTISTRY-6, an evaluation of an LFIV does of nemvaleukin in combination with pembrolizumab in patients with cutaneous melanoma, in the second half of 2025, subject to patient enrollment.
•
Advance our IL-18 and IL-12 programs towards clinical development. We believe there is significant opportunity for the development of additional cytokines as therapeutic treatments in cancer. IL-18 and IL-12 are cytokines that have shown potential in preclinical and clinical studies of third-party product candidates targeting the IL-18 and IL-12 pathways. IL-18 is a potent cytokine that plays a key role in reinvigorating exhausted T cells and activating different subsets of immune cells, resulting in potential anti-tumor activity. IL-12 is another potent, proinflammatory cytokine that plays a key role in the body’s response to pathogen infection, by signaling through the IL-12 receptor complex on T cells, among others. However, both IL-18 and IL-12 have been limited in their development due to limitations of the native molecules, such as limited activity in the case of IL-18 due to neutralizing IL-18BP and systemic toxicity in the case of IL-12. With our advanced immune cell modulating expertise and protein engineering capabilities, we have developed programs designed to leverage IL-18 and IL-12 biology and address the therapeutic limitations of the native molecules. For IL-18, we engineered biologically active variants that are resistant to IL-18BP neutralization and with enhanced PK properties. For IL-12, we developed tumor-targeted IL-12 subunits that preferentially assemble and activate immune cells within the tumor to minimize systemic exposure. In the fourth quarter of 2024, we nominated two development candidates: MURA-8518 for our IL-18 program and MURA-7012 for our IL-12 program. MURA-8518 is designed to be a half-life extended, binding protein-resistant IL-18 to overcome the native cytokine’s limitations as a therapeutic. Mural expects to submit an IND or CTA for MURA-8518 in the first half of 2026.
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

IL-18 Pathway

IL-18 is a potent stimulator of innate and adaptive immunity that has been shown to activate CD8+ T cells and NK cells. IL-18 was initially discovered as an interferon gamma (“IFN-g”)–inducing factor and recent research has shown IL-18’s functional capacity to reinvigorate exhausted T cells and mature dendritic cells. However, the observed activity in third-party clinical studies of IL-18 has been limited by rapid upregulation of the checkpoint protein IL-18BP, which neutralizes and inhibits IL-18 signaling.

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

Our Programs

Our Pipeline

Leveraging our protein engineering capabilities, we have advanced our lead product candidate, nemvaleukin, into potentially registrational clinical trials. In addition to nemvaleukin, we have also applied our protein engineering capabilities to MURA-8518, our IL-18 product candidate, and MURA-7012, our IL-12 product candidate, which are currently in preclinical development. Our preclinical and clinical-stage pipeline showing the current status of nemvaleukin development across multiple indications and of our IL-18 and IL-12 product candidates is shown in the figure below.

Preclinical and Clinical-Stage Pipeline Overview

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
•
Clinical Rationale: We designed nemvaleukin’s development program to assess whether nemvaleukin could recapitulate the clinical activity of high-dose rhIL-2. We have observed nemvaleukin monotherapy activity in cancers for which high-dose rhIL-2 obtained regulatory approval, such as in RCC and melanoma. Nemvaleukin in combination with pembrolizumab has also shown, in some subjects in our clinical trials, durable responses in a range of tumor types.
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

Nemvaleukin Molecule Design

This molecule design has been supported by the clinical data we have generated to date. Cell expansion data from ARTISTRY-1 has shown that nemvaleukin expanded and activated cancer fighting CD8+ T cells and NK cells both systemically and in the tumor microenvironment (“TME”). We believe that activation and expansion of these effector cells in the periphery may be crucial in driving anti-tumor responses. Importantly, consistent with its design strategy, nemvaleukin has been shown in clinical studies to cause minimal expansion of immunosuppressive Tregs, which dampen immune responses against cancer. Together, these exploratory translational analyses from clinical studies revealed that nemvaleukin drives a favorable shift in the ratio of effector CD8+ T and NK cells to immunosuppressive Tregs. We believe these properties of nemvaleukin may widen its potential therapeutic window.

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

The figure below shows exploratory results from peripheral immune cell expansion analyses from Part A of ARTISTRY-1. The graphic shows the absolute count of immune cell expansion over time. In this cohort, administration of nemvaleukin resulted in dose-dependent expansion of CD8+ T cells and NK cells with minimal non-dose-dependent effects on Tregs. Our ongoing, potential registrational clinical trials are evaluating whether, and the manner in which, the clinical pharmacodynamic data may correlate with response to treatment in mucosal melanoma and PROC.

Clinical Pharmacodynamic Effects of Nemvaleukin

Nemvaleukin Clinical Data To-Date

The nemvaleukin clinical program includes the completed ARTISTRY-1, ARTISTRY-2, and ARTISTRY-3 trials and two ongoing clinical trials, ARTISTRY-6 and ARTISTRY-7.

ARTISTRY-1

ARTISTRY-1, a global, open-label Phase 1/2 study, was the first-in-human study of IV nemvaleukin and generated our largest and most mature clinical data set. Its clinical trial design and dosing regimen are described in the figure below.

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

Clinically meaningful responses were observed with nemvaleukin monotherapy in both patients with RCC and melanoma. All responders had been previously treated with CPI therapy and their disease had progressed. Overall, as of the data cut-off date of March 27, 2023, 10 objective responses (7 confirmed) were observed in the Part B monotherapy cohorts. In the melanoma cohort, among 46 evaluable patients, two PRs (one confirmed) were observed in patients with mucosal melanoma and four PRs (three confirmed) were observed in patients with cutaneous melanoma. In the RCC cohort, among 22 evaluable patients, four PRs

(three confirmed) were observed. See figures below for details on the melanoma monotherapy cohort, including ORR, DCR, and time on therapy. All ARTISTRY-1 data is provided as of the dates noted herein.

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

No new patients were enrolled after the March 27, 2023 data cut; twenty patients were ongoing in the study. A final database lock was performed at the time of study closure on September 27, 2023 with no resulting changes in the overall conclusions on the safety and efficacy of nemvaleukin , either as a monotherapy or in combination with pembrolizumab.

Ongoing Potentially Registrational Programs

ARTISTRY-6 is an ongoing global, Phase 2 multi-center, open-label cohort study of nemvaleukin monotherapy in patients with advanced cutaneous melanoma or advanced mucosal melanoma. This study evaluated SC nemvaleukin in Cohort 1, five-day IV dosing of nemvaleukin in Cohort 2 and LFIV dosing of nemvaleukin in Cohort 3 and Cohort 4. ARTISTRY-6 is planned to enroll approximately 180 patients, including approximately 90 patients with advanced cutaneous melanoma and 92 patients with advanced mucosal melanoma. Subjects will be enrolled into one of four cohorts based on tumor type: advanced cutaneous melanoma (Cohorts 1, 3 and 4) and advanced mucosal melanoma (Cohort 2). The sample size for Cohort 1 was 40. The targeted sample size for Cohort 2 was increased from 70 to 90 in January 2024 in order to provide a more robust assessment of the response rate. Cohort 3 and Cohort 4 are planned to evaluate the LFIV dosing of nemvaleukin at RP2D (30 µg/kg) as a monotherapy and in combination with pembrolizumab, respectively. The planned enrollment for these two cohorts in total is approximately 50 patients with cutaneous melanoma. The primary endpoint for each cohort is ORR based on RECIST 1.1 while secondary endpoints include duration of response, PFS, DCR, time to response, and safety and tolerability. The study endpoints will be summarized descriptively and analyzed and reported separately for each cohort and dosing schedule tested in the study.

Cohort 2 of ARTISTRY-6

The trial design of Cohort 2 of ARTISTRY-6 is outlined below.

Cohort 2 of ARTISTRY-6 Trial Design

Abbrev.: CTLA-4: cytotoxic T-lymphocyte–associated antigen 4; DCR: disease control rate; DOR: duration of response; ECOG PS: Eastern Cooperative Oncology Group performance status; IV: intravenous; ORR: objective response rate; PD-L1: programmed death (ligand) 1; PFS: progression-free survival; RECIST: Response Evaluation Criteria in Solid Tumors; TTR: time to response

Cohort 2 of ARTISTRY-6 is expected to have a topline data readout in the second quarter of 2025. If the data are positive, they may support submission of a BLA to the FDA for marketing approval in the U.S., subject to discussions with the FDA.

Cohorts 3 and 4 of ARTISTRY-6

Cohort 3 is evaluating a LFIV dosing regimen of nemvaleukin as a monotherapy in patients with cutaneous melanoma. We have completed enrollment of 32 patients and expect to report preliminary monotherapy data from Cohort 3 of ARTISTRY-6 in the first half of 2025. Cohort 4 is evaluating a newly recommended less frequent IV dosing of nemvaleukin in combination with pembrolizumab in approximately 20 patients with cutaneous melanoma. We expect to report preliminary data from Cohort 4 of ARTISTRY-6 in the second half of 2025, subject to patient enrollment.

Cohorts 3 and 4 of ARTISTRY-6 Trial Design

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

ARTISTRY-7 Trial Design

ARTISTRY-7 is expected to have a data readout from an interim analysis of OS late in the first quarter of 2025 or early in the second quarter of 2025, and final OS data readout in the second quarter of 2026 if the trial continues past the interim analysis. The FDA has granted FTD to nemvaleukin in combination with pembrolizumab for the treatment of PROC.

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

Subcutaneous dosing was being explored in Cohort 1 of ARTISTRY-6 in cutaneous melanoma patients following dose identification in our completed ARTISTRY-2 trial. ARTISTRY-2 was a Phase 1/2 open-label trial of subcutaneous nemvaleukin in combination with pembrolizumab in patients with advanced solid tumors. The RP2D for ARTISTRY-2 was established as 3 mg Q7D. We presented data from the ARTISTRY-2 expansion cohorts in selected solid tumors at the 2023 Society of Immunotherapy of Cancer meeting which showed three confirmed responses among 59 total patients.

ARTISTRY-3 was a Phase 1/2 open-label study of IV nemvaleukin in patients with advanced solid tumors after treatment failure or intolerance to one to three prior FDA-approved targeted therapies. ARTISTRY-3 evaluated the safety and tolerability of higher doses of IV nemvaleukin administered on a less frequent IV dosing schedule of one or two doses per three-week cycle. The dosing strategy of this cohort was based on extensive pharmacodynamic modeling that helped us predict the pharmacodynamic profile of IV nemvaleukin in lymph nodes and tumors. The trial design is outlined in the graphic below.

ARTISTRY-3 Cohort 2 Trial Design (Cohort 2)

Q3W: Administered every 3 weeks.

We have completed evaluation of dosing schedules in ARTISTRY-3 with administration of LFIV nemvaleukin once or twice within a three-week cycle. No new safety signals or dose-limiting toxicities were observed, although the highest doses tested on schedule 1 (40 μg/kg) and schedule 3 (35 μg/kg) were considered to be unsuitable for outpatient administration. Expansion of NK and CD8+ T cells was observed at all doses tested with minimal regulatory T cell expansion. 30 µg/kg on days one and eight was selected as the RP2D following a comprehensive review of all safety, PK, PD and efficacy data.

We are further evaluating safety, tolerability and antitumor activity of the selected LFIV dose and schedule in Cohort 3 and Cohort 4 of ARTISTRY-6, both for nemvaleukin as a monotherapy and in combination with pembrolizumab for the treatment of cutaneous melanoma.

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
•
In parallel, in order to potentially expand the utility of nemvaleukin, we are exploring differing dosing regimens. Less frequent IV dosing was explored in ARTISTRY-3. An assessment of monotherapy nemvaleukin treatment and a combination with pembrolizumab in a less frequent IV dosing regimen is ongoing in a dedicated cutaneous melanoma cohort of ARTISTRY-6 (Cohorts 3 and 4, respectively). Subcutaneous dosing was explored in our ARTISTRY-2 Phase 1/2 study and in a dedicated cutaneous melanoma cohort of ARTISTRY-6 (Cohort 1).
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

Engineered IL-18 Program

IL-18 is a key cytokine with therapeutic potential whose potential clinical efficacy could be limited by IL-18BP neutralization. Our IL-18 program is designed to create an IL-18 variant that is engineered to be resistant to IL-18BP, with an optimized potency and enhanced PK to achieve the potential desired anti-tumor activity.

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

IL-18BP is a soluble IL-18 decoy protein that serves as a checkpoint of the IL-18 pathway. As its name implies, IL-18BP tightly binds to IL-18 and neutralizes its ability to bind and activate the IL-18 receptor. In Phase 1 clinical trials, recombinant human IL-18 (“rhIL-18”) rapidly upregulated IL-18BP. As IL-18BP levels increased, the pharmacodynamic response to rhIL-18 was significantly curtailed, thereby limiting potential clinical efficacy. Based on pre-clinical studies, tumors that support the potential of an IL-18 therapeutic include, but are not limited to: RCC, non-small cell lung cancer, and head and neck squamous cell carcinoma.

Our Solution: Engineered IL-18

Our IL-18 program is focused on engineering an IL-18 variant with an extended half-life that is resistant to IL-18BP neutralization, while retaining and optimizing the activity of IL-18. To achieve this, we introduced targeted mutations into IL-18 to prevent IL-18BP binding while retaining IL-18 signaling activity and cellular function. We also fused the IL-18BP-resistant variant to a protein scaffold to enhance its PK and further optimize its potential antitumor activity and patient experience.

Overview of Preclinical Studies and Data

We applied rational protein design and combinatorial approaches to generate a pool of IL-18 variants that we could screen for potency and resistance to IL-18BP. As shown in the graphic below, we identified variants with undetectable binding to IL-18BP (left panel) and potencies stronger than or similar to wild-type (“WT”) IL-18 with maximal resistance to IL-18BP inhibition (right panel).

Our Engineered IL-18 Variants’ Activity and Resistance to IL-18BP

Solid tumors evoke immunosuppression in part by inducing a state of exhaustion in cytotoxic CD8+ T cells (“CD8+ Tex”). T-cell exhaustion also results in acquired resistance to existing checkpoint inhibitors. We have observed that our IL-18 engineered molecules exhibit maximal capacity to reinvigorate CD8+ Tex and thereby overcome significant hurdles of immune evasion and acquired immune-resistance. The figure below shows results from a preclinical study in which one of our variants restored IFN-g production in exhausted CD8+ T cells to a greater extent than WT hIL-18.

Engineered IL-18 Variant with the Maximal Capacity to Re-Invigorate Exhausted CD8+ T Cells

Current Status and Clinical Development Plan

We have nominated an IL-18 candidate molecule and are progressing with IND enabling studies, including cell line development and manufacturing and non-clinical toxicology programs to support a planned IND or CTA submission for MURA-8518 in the first half of 2026.

Tumor-targeted IL-12 Program

IL-12 is recognized as a highly potent proinflammatory cytokine that has shown preclinical responses and clinical activity when delivered intratumorally by strongly activating CD8+ T and NK cells. However, clinical utility of IL-12 as a therapeutic has been limited due to severe toxicities. Our IL-12 program is designed to overcome these toxicity challenges by sequential administration of the IL-12 inactive subunits, each fused to antibody fragments against an overexpressed target on the tumor cells, thereby reducing serum exposure while enabling self-assembly of both subunits to form a functional IL-12 preferentially in the tumor microenvironment.

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

However, use of systemic IL-12 therapy has historically been unsuccessful and caused severe adverse events in patients with cancer. The severe toxicity associated with rhIL-12 is generally attributed to a rapid upregulation of inflammatory cytokines IFN-g, Tumor Necrosis Factor - Alpha (“TNFa”), and IL-6, that cause cytokine storm syndrome characterized by systemic inflammation, multi-organ dysfunction, and immune cytopenias. Despite activity in local lesions, cancer can be a systemic disease that requires systemic treatment, especially in later stage disseminated disease. Therefore, to capitalize on IL-12’s potential, a safe and effective systemically delivered IL-12 therapeutic is needed.

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

Current Status and Clinical Development Plan

We nominated a development candidate for the IL-12 program at end of 2024, MURA-7012, which is comprised of targeted split IL-12 sub-units that preferentially self-assemble at the tumor site and are designed to limit systemic exposure.

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

Our lead product candidate nemvaleukin, if approved, may face competition from other IL-2-based cancer therapies. For example, Proleukin® (aldesleukin), a synthetic protein similar to IL-2, is approved and marketed for the treatment of metastatic melanoma as well as metastatic RCC. In addition, we are aware of several companies that have IL-2-based programs in development for the treatment of different cancers, including Anaveon AG, Ascendis, Inc., Cue Biopharma, Inc., Cullinan Oncology Inc., Medicenna Therapeutics Corp., Roche AG, and Werewolf Therapeutics Inc.

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

We file U.S. non-provisional applications and non-U.S. applications in other territories (including via the Patent Cooperation Treaty (“PCT”)), that claim the benefit of the priority date of earlier filed provisional applications, when applicable, under the Paris Convention. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and designation of up to 157 PCT member states in which national patent applications can later be pursued based on the patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in non-U.S. countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Office. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.

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

Our oncology portfolio of patents and patent applications comprises three distinct portfolios related to nemvaleukin, IL-18 and IL-12, which include patents and patent applications that are in various stages of the patent application filing and examination process in various jurisdictions worldwide and include claims to our product candidates. Our patents and patent applications related to nemvaleukin include:

•
seven issued patents in the U.S.;
•
ten pending U.S. non-provisional patent applications;
•
ten PCT patent applications and three Taiwan patent applications; and
•
92 pending foreign patent applications and 12 issued foreign patents based on the corresponding PCT application, including pending foreign applications in Australia, New Zealand, Brazil, Canada, China, Hong Kong, the European Patent Office, Eurasia, India, Israel, Japan, Republic of Korea, Mexico, Singapore, and South Africa.

The issued U.S. patents, and the U.S. patent applications referenced above, if issued as patents, are expected to expire on various dates from 2033 through to 2043, in each case without taking into account any possible extension of patent term that may be available.

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

A second patent family has two issued U.S. patents directed to methods of treating cancer via subcutaneous dosing regimens of nemvaleukin alone or in combination with other therapeutic agents, and pending patent applications in the U.S., Australia, Hong Kong, the European Patent Office, Eurasia, India, Israel, Japan, Republic of Korea, Mexico, and Singapore. The 20-year term for patents in this family runs through 2040, excluding any extension of patent term that may be available.

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

IL-12

We have a pending U.S. non-provisional application and national phase applications based on the corresponding PCT application to compositions of self-assembling tumor targeted split IL-12 subunits. The national phase applications are filed in Australia, Brazil, Canada, China, the European Patent Office, Eurasia, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Singapore, and South Africa. The pending U.S. non-provisional application, if issued as a patent, is expected to expire in 2042, without taking into account any possible extension of patent term that may be available.

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

For more information regarding risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report.

Government Regulation

In the U.S., biological products, or biologics, are subject to regulation by the FDA under the U.S. Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and the Public Health Service Act (“PHS Act”), and under other U.S. federal, state and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations and guidances govern, among other things, the testing, manufacturing, quality control, approval, safety, potency, purity, labeling, packaging, storage, record keeping, distribution, post-approval monitoring and reporting, advertising and promotion, pricing, reimbursement and export and import of biological products. FDA clearance of an IND must be obtained before clinical testing of a biological product candidate may commence in the U.S., and FDA approval of a BLA must be obtained before marketing of a biological product in the U.S. may begin. Similar laws and regulations are in place outside the U.S., including the European Union (“EU”). The process of obtaining regulatory approvals and the subsequent compliance with appropriate U.S. federal, state, local and non-U.S. statutes and regulations require the substantial expenditure of time and financial resources and may have a significant impact on our business.

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
•
submission to the FDA of a BLA for marketing approval that includes evidence of safety and efficacy from results of nonclinical testing and clinical studies;

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
•
payment of user application and program fees pursuant to the Prescription Drug User Fee Act (“PDUFA”)
•
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and the potential requirement to conduct post-approval studies.

Before testing any biological product candidate in humans, the product candidate is evaluated in preclinical tests, also referred to as nonclinical studies, that include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests must comply with applicable U.S. federal regulations and requirements including GLP.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a full or partial clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A full clinical hold will suspend the full study while a partial clinical hold would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. The FDA may also impose clinical holds on an IND or a clinical trial at any time during clinical trials due to safety concerns or non-compliance issues. If the FDA imposes a clinical hold, clinical trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action (“DAP”) plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by the President on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual reports detailing the progress and results of preclinical studies and clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor receives the safety information and determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Additionally, some clinical trials are overseen by an independent group of qualified clinical and statistical experts organized by the clinical trial sponsor, known as an independent data monitoring committee (“IDMC”). This group regularly reviews accumulated data and advises the study sponsor regarding the continuing safety of the trial. This group may also review interim data to assess the continuing validity and scientific merit of the clinical trial. The IDMC receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determined there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy.

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA and periodic meetings. At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute recommendations and/or advice made to a sponsor that are not legally binding. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health to be publicly posted on the Clinicaltrials.gov website. As of December 19, 2024, the FDA has issued six notices of non-compliance with this requirement. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

The fee required for the submission of a BLA under the PDUFA is substantial (for example, for federal fiscal year 2025, this application fee is approximately $4.3 million), and the sponsor of an approved BLA is also subject to an annual program fee, currently set at $0.4 million per eligible prescription product for federal fiscal year 2025. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, including where the applicant is a small business submitting its first human therapeutic application for review.

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

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and it will issue a Refuse to File determination to the applicant and request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”), is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS and the FDA will not approve the BLA without a REMS.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. The FDA will evaluate that financial relationship to determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of the approvability of the application for the candidate product.

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

One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of standard BLAs within 10 months of the 60-day filing date and 90% of priority BLAs within six months of the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of both NDAs and BLAs.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than its orphan designation, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar, but not identical, benefits.

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

Any product—including a product candidate that has received Fast Track and/or Breakthrough Therapy designation—may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product may be eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or if the product represents a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval if it treats a serious or life-threatening illness and has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit or on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies, and, under the FDORA the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Maintaining compliance with applicable U.S. federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP. We will rely on third parties for the production of clinical and future commercial quantities of any future products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products, and those supplying products, ingredients, and components of them, are generally required to comply with cGMP requirements and register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. For example, with passage of the Pre-Approval Information Exchange Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products and product candidates in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products and product candidates in development to payors, including unapproved uses of approved products.

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

In an effort to increase competition in the drug and biologic product marketplace, Congress, the executive branch, and the FDA have taken certain legislative and regulatory steps. For example, the 2020 Further Consolidated Appropriations Act included provisions requiring that sponsors of approved drug and biologic products, including those subject to REMS, provide samples of the approved products to persons developing biosimilar products within specified timeframes, in sufficient quantities, and on commercially reasonable market-based terms. Failure to do so can subject the approved product sponsor to civil actions, penalties, and responsibility for attorney’s fees and costs of the civil action. There have been recent government proposals to reduce the twelve-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

In addition, the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity. In many other countries, healthcare professionals who prescribe pharmaceuticals are employed by government entities, and the purchasers of pharmaceuticals are government entities. On February 10, 2025,the President issued an Executive Order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed.

Other countries, including a number of EU member states (“Member States”), have laws of similar application, including anti-bribery or anti-corruption laws such as the United Kingdom Bribery Act 2010 (the “UK Bribery Act”). The UK Bribery Act prohibits giving, offering, or promising bribes to any person, as well as requesting, agreeing to receive, or accepting bribes from any person. Under the UK Bribery Act, a company that carries on a business or part of a business in the United Kingdom (“UK”) may be held liable for bribes given, offered or promised to any person in any country by employees or other persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability under the UK Bribery Act is strict, but a defense of having in place adequate procedures designed to prevent bribery is available.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the U.S. federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing U.S. federal civil actions. In California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020 and was amended effective January 1, 2023, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. A growing number of states have also passed comprehensive privacy legislation similar to the CCPA and CPRA. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are specifically regulating health information that may affect our business.

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

Government Regulation Outside of the U.S.

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a CTA, much like the IND prior to the commencement of human clinical studies. In the EU, for example, a CTA must be submitted for each clinical trial to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical study may proceed.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026.

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

The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

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

On July 9, 2021, Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals was signed. The Order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (1) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (2) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars, and increase transparency; and (3) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

On August 16, 2022, the IRA was signed into law. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual state legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require pharmaceutical manufacturers and other entities in the supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing which could negatively affect our business, financial condition, results of operations and prospects. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

Human Capital Resources

As of February 28, 2025, we had 116 full-time employees and no part-time employees and approximately 33 of our employees hold M.D. or Ph.D. degrees. Approximately 89 employees were in our discovery research and drug development organizations and approximately 27 were in general and administrative functions. None of our employees are expected to be subject to a collective bargaining agreement or represented by a trade or labor union. We consider our employee relations to be good.

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

Risks Related to Our Financial Position and Capital Needs

Because we have a limited operating history as a standalone company, valuing our business and predicting our prospects is challenging.

Historically and through the date of our Separation from Alkermes plc (the “Former Parent” or “Alkermes”), our business was conducted by the Former Parent. As a result, we have a limited operating history as a standalone company. We are developing a pipeline of immunotherapies that may meaningfully improve the lives of patients with cancer and have progressed our lead product candidate, nemvaleukin alfa (“nemvaleukin”), into potentially registrational clinical trials and have nominated development candidates for our IL-18 and IL-12 programs. The conduct of our business by the Former Parent prior to the Separation and our operations to date have focused primarily on organizing and staffing our company, business planning, identifying potential product candidates, and conducting clinical trials and preclinical studies for our product candidates. We have not yet demonstrated an independent ability to successfully complete any registrational clinical trials, obtain regulatory approvals, manufacture a clinical- or commercial-scale product, or conduct the sales and marketing activities necessary for successful product commercialization. Following the Separation, the Former Parent will continue to provide some of these functions to us for a specified time period, as described in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements included elsewhere in this Annual Report. We have made and will need to continue to make investments to replicate or outsource from other providers certain manufacturing facilities, systems, infrastructure and personnel to which we no longer have access following our Separation from the Former Parent. Our initiatives to develop an independent ability to operate without access to the Former Parent’s existing operational and administrative infrastructure will include implementation costs. We may not be able to operate our business efficiently or at comparable costs to our pre-Separation operations. Consequently, any predictions made about our future success or viability in the development and commercialization of biopharmaceutical products may not be as accurate as they could have been if we had a history of successfully developing and commercializing biopharmaceutical products. We expect our operating and financial results to be subject to frequent fluctuations. We expect to encounter challenges frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully navigate such challenges independently. If we do not address the challenges we face successfully, our business, prospects, financial condition and results of operations may be materially harmed.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

We will require substantial funds to maintain our research and development programs as we continue to develop and seek regulatory approval of nemvaleukin, and to support our continued operations. We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2024, we had approximately $144.4 million in cash, cash equivalents, and marketable securities which we expect will be sufficient to support our operations into the first quarter of 2026. We anticipate that we will continue to incur significant operating losses as we continue to develop and seek regulatory approval of nemvaleukin and continue preclinical and clinical studies and other research and development activities, including for our IL-18 and IL-12 programs. As a result, our continued operations are dependent on our ability to raise additional funding, which may be through public or private equity financings, debt financings, collaborative arrangements, licensing arrangements or other sources. However, there is no assurance that such additional funding will be available on terms acceptable to us or at all. We may also be required to reduce our current spending requirements where possible. The report from our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph stating that our recurring losses and cash outflows from operations raise substantial doubt about our ability to continue as a going concern.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding, we may have to significantly curtail, delay, reduce or eliminate one or more of our research and development programs, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

Our business has incurred operating losses to date due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations and we have not yet generated any revenue as a standalone company, nor did our business generate any revenue when operated by the Former Parent. If our product candidates are not successfully developed and approved, we may never generate any product revenue from product sales. Our net losses for the years ended December 31, 2024 and 2023 were $128.5 million and $207.4 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as our product candidates advance through clinical trials, and as we expand our clinical, regulatory, quality and manufacturing capabilities and incur additional costs associated with operating as an independent public company. If we obtain marketing and regulatory approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

As of December 31, 2024, our cash, cash equivalents and marketable securities were $144.4 million. Our management believes that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operating plan into the first quarter of 2026.

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

For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act (“FDORA”), Congress required sponsors to develop and submit a diversity action plan (“DAP”) for each Phase 3 clinical trial or any other “pivotal study” of a new drug product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance, when finalized, will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. In January 2025, in response to an Executive Order issued by the President on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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

Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU member state will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU member states and the public. However, it is uncertain as to whether the regulation will achieve those goals and as to how it will be interpreted and implemented.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. While enrollment for our ARTISTRY-7 trial was completed, along with Cohort 1, Cohort 2 and Cohort 3 of our ARTISTRY-6 clinical trial, enrollment for Cohort 4 of our ARTISTRY-6 trial remains open. The enrollment of patients depends on many factors, including:

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

Our preclinical studies or early clinical trials of our product candidates, whether conducted by us or third parties, may not necessarily be predictive of the results of later clinical trials that we conduct. Similarly, even if we are able to complete our planned clinical trials of our product candidates, positive results from such clinical trials may not be replicated in our subsequent preclinical studies or clinical trials or in real-world results. For example, our results in our ARTISTRY-1 and ARTISTRY-3 trials are not necessarily indicative of results we may achieve in our ARTISTRY-6 and ARTISTRY-7 trials. We additionally intend to pursue development of nemvaleukin for other indications or with different dosing regimens, and results from our trials to date are not necessarily predictive of results in those potential future trials.

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

A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product that is granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit; and to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance closely if we seek accelerated approval for any of our products. Accordingly, even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the FDA Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

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

Our interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) programs are still in the preclinical stage of development, and their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned Investigational New Drug applications (“IND”) in the U.S., or similar applications in other jurisdictions. While we currently expect to submit an IND or CTA for the IL-18 program in the first half of 2026, the timeline for the submission may be delayed. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our current or future preclinical programs on the timelines we expect, or at all, and we cannot be sure that submission of INDs or similar applications in other jurisdictions will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials or view such data as being biased;
•
the unblinding associated with an interim analysis of data from a clinical trial may negatively impact the review and interpretation of such data by the FDA, EMA or other comparable foreign regulatory authority because such regulatory authority may view the unblinding as having potentially introduced bias into the study or otherwise more generally compromised the study’s integrity;
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

Our business and future success is highly dependent on our ability to obtain regulatory approval for, and if approved, successfully launch and commercialize, our current product candidates, including our most advanced product candidate, nemvaleukin. Additionally, we have a portfolio of programs that are in preclinical development, including our IL-18 and IL-12 programs, which may never advance to clinical-stage development.

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

While we have interacted with the FDA in the development of our study design and protocols for our ARTISTRY clinical development program, we may experience issues that require revisions to our trial design and trial protocols. We have had minimal interaction with the FDA or other regulatory authorities with respect to our IL-18 and IL-12 programs, and the FDA or other regulatory authorities may not agree with our development strategy or plans for such programs.

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

In addition, regulation is not static, and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our plans for product development, manufacture and/or commercialization. Additionally, changes in laws or regulations, particularly if there are changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, may require us to change our trial designs or conduct additional trials. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. In January 2025, in response to an Executive Order issued by the President on diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. The approval procedure and the time required to obtain approval also varies among countries. Regulatory authorities may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the FDA or other regulatory authorities may choose not to communicate with or update us during clinical testing and regulatory review periods and the ultimate decision by the FDA or other regulatory authorities regarding drug approval may not be consistent with prior communications.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Regulatory approval by the FDA or other regulatory authorities can be delayed, limited or not granted at all for many reasons, including because regulatory authorities may not agree with our regulatory approval strategies, plans for accelerated development timelines, components of our filings such as clinical trial designs, conduct and methodologies, or the sufficiency of our submitted data to meet their requirements for product approval. For example, we plan to conduct an interim analysis of the data from our ongoing ARTISTRY-7 clinical trial. Regulatory agencies, including the FDA, may have concerns about the potential introduction of bias, or more generally the integrity of the study itself, as a result of the unblinding and subsequent disclosure of results of the interim analysis, which could impact the approvability of a BLA based on such data. Regulatory authorities might not approve our or our licensees’ manufacturing processes or facilities, or those of the CROs and contract manufacturing organizations who conduct research or manufacturing work on our or our licensees’ behalf. Regulatory authorities also may change their requirements for approval or post-approval marketing. For example, positive data from the ARTISTRY-6 Cohort 2 could support discussions with the FDA regarding a BLA submission, and the FDA may grant accelerated approval for nemvaleukin pending clinical trial results, further understanding of the treatment landscape, and the rarity of the disease and timeframe needed to conduct a confirmatory trial. We will need to reach agreement with the FDA on a confirmatory data plan and there is no guarantee that the FDA will agree to any confirmatory data plan that we propose. If we submit a BLA and the FDA grants accelerated approval to nemvaleukin for the treatment of mucosal melanoma, the FDA is permitted to require that one or more post-approval confirmatory studies be underway prior to approval or within a specified time period after accelerated approval is granted. The FDA may require us to conduct another clinical trial to convert accelerated approval to traditional approval for nemvaleukin for the treatment of mucosal melanoma. The treatment of cancer is a rapidly evolving field and will continue to evolve. By such time, if ever, as we may receive necessary regulatory approvals for our product candidates, the standard of care for the treatment of the relevant cancers may have evolved such that it would be necessary to modify our plans for regulatory approval, and the prospects for regulatory approval and commercial acceptance of our products may be limited by a change in the standard of care.

Further, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the U.S. or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and other regulators have fluctuated in recent years as a result. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. In addition, disruptions may result in events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if a prolonged government shutdown occurs, or if the change in presidential administration in 2025 results in a change in its conception of the priorities of the FDA, SEC, and/or other federal regulatory agencies, including changes to such agencies’ employment levels, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024, other ongoing litigation involving the FDA and the changes in the executive branch of the federal government.

We could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the Court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act (“APA”). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the Court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. In recent action regarding this litigation, on October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging the FDA’s actions allowing for expanded access of mifepristone. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any of our product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risks associated with foreign operations.

We intend to market our current product candidates, if approved, in international markets either directly or through collaborations. In order to market and sell our products in the EU and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

In many countries outside the U.S., a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we fail to obtain the non-U.S. approvals required to market our product candidates outside the U.S. or if we fail to comply with applicable non-U.S. regulatory requirements, our target markets will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The UK and the EU have, however, agreed to the Windsor Framework, which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. From January 1, 2025 on, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the U.S., including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the U.S.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”) was signed into law. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and U.S. Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, the U.S. Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. It is unclear how such other challenges to repeal or replace the ACA or the health reform measures will impact the ACA or our business.

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and U.S. federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, several executive orders intended to lower the costs of prescription products were issued and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the U.S. Department of Health and Human Services (“HHS”) and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Multiple states have passed laws allowing for the importation of drugs from Canada and several have passed legislation establishing workgroups to examine the impact of a state importation program. Several states have submitted Section 804 Importation Program proposals to the FDA and on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

On July 9, 2021, Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals was signed. The Order directs HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the U.S. federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that this could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce (the “Chamber”), Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Nemvaleukin, if approved, may face competition from other IL-2-based cancer therapies, or other therapies targeting our initial indications. For example, Proleukin (aldesleukin), a synthetic protein similar to IL-2, is approved and marketed for the treatment of metastatic renal cell carcinoma and melanoma. In addition, we are aware of several companies that have IL-2-based programs in development for the treatment of cancer, including Anaveon AG, Ascendis, Inc., Cue Biopharma, Inc., Cullinan Oncology Inc., Medicenna Therapeutics Corp., Roche AG, and Werewolf Therapeutics Inc.

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

Historically and through the date of the Separation, our business was conducted by the Former Parent. Following the Separation, we have continued to build our infrastructure and hire personnel necessary to execute our operational plans. We expect to rely especially heavily on third parties over the course of our clinical trials, and, as a result, may have limited control over the investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable non-U.S. regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable non-U.S. regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with investigational products produced under cGMP requirements and may require a large number of patients which may increase the costs and expenses related to our clinical development programs.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, evaluating nemvaleukin in combination with other agents may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of nemvaleukin as a monotherapy in clinical trials. In addition, the FDA or comparable non-U.S. regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, or quality, and manufacturing and supply issues with respect to the third-party drug.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities aboard; and
•
changes in diplomatic, trade relationships, and other geopolitical conditions, including the Russia-Ukraine and Middle East wars and tensions between China and Taiwan.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government and persons involved in the incoming U.S. administration have made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies. Such actions have included imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the presidential administration announced the imposition of tariffs on steel, aluminum, and certain targeted manufactured goods imported from China. In response, China imposed retaliatory tariffs on certain goods imported into China from the U.S. Both China and the U.S. have each taken further actions that could extend or expand further trade barriers, including the U.S. Commerce Department’s imposing additional restrictions on U.S. exports to China, imposing entity-specific export licensing requirements for U.S. exports to certain targeted Chinese entities, and broadening the application of restrictions on Chinese entities that are deemed to support the technological development of the Chinese military. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.

Further, some of our manufacturers and suppliers are located in China Trade tensions and conflicts between the U.S. and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act and the Senate has advanced a substantially similar bill, which legislation, if passed by the Senate and enacted into law, would restrict the ability of U.S. biopharmaceutical companies involved in the performance of U.S. government contracts or using U.S. government grant or loan funding to purchase certain services or products from, or otherwise collaborate with, certain targeted Chinese providers of biotechnology equipment and services and authorizes the U.S. government to impose such restrictions on additional entities that may be designated in the future. The legislation passed by the House of Representatives contains a grandfathering provision that would prevent disruption to the provision of services or products furnished under contracts with the targeted biotechnology companies entered into before the effective date of the legislation until January 2032. It is possible some of our contractual counterparties could be impacted by this legislation. We cannot predict whether or when such legislation may be enacted into law, or whether other legislative or regulatory actions may impose additional restrictions on our ability to conduct business with Chinese biotechnology companies.

Any unfavorable government policies on international trade, such as export controls, tariffs, capital controls or other restrictions on U.S.-Chinese commercial and investment transactions, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products, if and when approved, the competitive position of our product candidates, and the quality and availability of raw materials and finished product candidates used in preclinical studies and clinical trials that we conduct or that are conducted by future collaborators of ours, especially with respect to any product candidates and materials that we import from China. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

As of February 28, 2025, we had approximately 116 employees. We may experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs, finance and, if any of our product candidates receive marketing approval, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, and could give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our potential ability to generate revenue could be reduced and we may not be able to implement our business strategy.

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

Certain other U.S. state laws impose similar privacy obligations, and we also anticipate that more U.S. states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new U.S. federal and U.S. state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, in addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

We have a limited history of operating as a standalone company and we have incurred, and expect to continue to incur increased administrative and other costs, as compared to prior to the Separation, by virtue of our status as an independent public company. Our historical combined financial information prior to the Separation included in this report is not necessarily representative of the results that we would have achieved for the periods presented and may achieve as a separate, publicly traded company and should not be relied upon as an indicator of our future results.

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
•
our capital structure will be different from that reflected in our historical combined financial statements for periods prior to the Separation; and
•
significant increases may occur in our cost structure as a result of becoming a standalone public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”)

Our financial condition and future results of operations will be different from results reflected in our historical financial statements included elsewhere in this report for periods prior to the Separation. As a result of the Separation, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

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

We have substantially completed the installation and implementation of information technology infrastructure to support our critical business functions, particularly in relation to areas outside the U.S., including collecting and storing proprietary and confidential data, including intellectual property, our proprietary business information, systems relating to accounting and reporting, manufacturing process control, inventory control and trial and research data. Despite this, we may incur temporary interruptions in business operations as part of our initial standalone operation of transactional and operational systems and data centers. While we have substantially completed the process of implementing our new systems and transitioning our data, we may incur substantially higher costs for the ongoing management of these systems. Our failure to implement the new systems successfully and replace the Former Parent’s information technology services, or our failure to implement the new systems and replace the Former Parent’s services effectively and efficiently, could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to operate our business effectively may suffer if we do not maintain the administrative and support functions necessary to operate as a standalone public company.

In connection with the Separation, we are engaged in a process to establish our own financial, administrative, corporate governance, and public company compliance and other support systems, including for the services the Former Parent had historically provided to us, and we have contracted with third parties to replace certain of the Former Parent’s systems that we did not establish internally. This process has been, and we expect that it will continue to be, complex, time consuming and costly. In addition, we are also establishing or expanding our own tax, treasury, internal audit, investor relations, corporate governance, and publicly listed company compliance and other corporate functions. These corporate functions fall beyond the scope of the operational service domains formerly provided by the Former Parent and will require us to develop new standalone corporate functions. We have made significant investments to replicate, or to outsource from other providers, these corporate functions to replace these additional corporate services that the Former Parent historically provided to us prior to the Separation. In certain rare instances, the Former Parent may continue to provide support for certain of our business functions, including financial, corporate, administrative and other support systems, after the Separation for a limited period of time, pursuant to the transition services agreements and certain other agreements we entered into with the Former Parent. Any failure or significant downtime in our own financial, administrative or other support systems or in the Former Parent’s financial, administrative or other support systems during the transitional period in which the Former Parent provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and non-U.S. currency transactions, if required, or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

Further, as a standalone public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not independently incur as part of the Former Parent. The provisions of the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq, have imposed various requirements on public companies. For example, the Sarbanes-Oxley Act requires, among other things, that we maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we and our management will have to perform system and process evaluation and testing of our and their internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

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

In connection with the Separation, we and the Former Parent entered into a separation agreement and various other agreements, including transition services agreements, a tax matters agreement and an employee matters agreement that expire on

November 13, 2025. These agreements are discussed in greater detail in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Annual Report. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Separation. We will rely on the Former Parent to satisfy its performance and payment obligations under these agreements. If the Former Parent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services when the transaction or transitional agreements terminate, we may not be able to operate our business effectively and our profitability may decline. We have established our own, or engaged third parties to provide, systems and services to replace many of the systems and services the Former Parent currently provides or previously provided to us, but these new systems and services may not work as well, or we may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from the Former Parent’s systems to our systems. These systems and services may also be more expensive or less efficient than the systems and services the Former Parent is expected to provide during the transition period.

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

Our success will depend in large part upon the leadership and performance of our management team and other key employees. Operating as an independent company demands a significant amount of time and effort from our management and other employees and may give rise to increased employee turnover. If we lose the services of members of our management team or other key employees, we may not be able to successfully manage our business or achieve our business objectives. We will need to continue to attract and retain qualified key personnel in a highly competitive environment. Our ability to attract, recruit and retain such talent will depend on a number of factors, including the hiring practices of our competitors, the performance of our development programs, our compensation and benefits, work location and work environment and economic conditions affecting our industry generally. If we cannot effectively hire and retain qualified employees, our business, prospects, financial condition and results of operations could suffer.

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

We believe that we will be treated as a PFIC for U.S. federal income tax purposes for the year covered by this Annual Report but it is uncertain whether we or any of our subsidiaries will be treated as a PFIC for any subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering and the cash we currently have on our balance sheet. As we believe that we will be treated as a PFIC for the 2024 tax year, certain elections may be desired, as discussed herein, after consultation with your personal tax advisor or tax professional. Because PFIC status is based on our income, assets, and activities for the entire taxable year, we cannot make a final determination at this time as to whether we will be a PFIC for the current taxable year and our PFIC status may change from year to year.

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

We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules, elections, and consequences of our status as a PFIC for the 2024 tax year and in the event we are treated as a PFIC in any future tax year.

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

We are subject to Section 404(a) of the Sarbanes-Oxley Act requiring annual management assessment of the effectiveness of our internal control over financial reporting and, as of the expiration of our emerging growth company status, we will be broadly subject to enhanced reporting and other requirements under the Exchange Act and Sarbanes-Oxley Act. These and other obligations will place significant demands on our management, administrative and operational resources, including accounting and information technology resources. To comply with these requirements, we anticipate that we will need to further upgrade our systems, including duplicating computer hardware infrastructure, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and information technology staff. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired and our business, prospects, financial condition and results of operations could be harmed.

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

Prior to the Distribution, there was no public market for our ordinary shares. We cannot predict the extent to which an active market for our ordinary shares will be sustained, or how the development of such a market might affect the market price for our ordinary shares. As a result, it may be difficult for our shareholders to sell their ordinary shares at an attractive price or at all.

We have incurred and will continue to incur increased costs, as compared to prior to the Separation, as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be materially adversely affected.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

General Risk Factors

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

Our management has broad discretion in the application of our cash, cash equivalents and marketable securities. We could utilize our cash, cash equivalents and marketable securities in ways our shareholders may not agree with or that do not yield a favorable return, if any, and our management might not apply our cash, cash equivalents and marketable securities in ways that ultimately increase the value of our shareholders’ investments. If we do not utilize our cash, cash equivalents and marketable securities in ways that enhance shareholder value, we may fail to achieve expected financial results, which could cause our share price to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have certain processes for assessing, identifying and managing cybersecurity risks, which are included in our overall risk management program and designed to protect employee and patient information from unauthorized access or attack, as well as secure our networks and systems. Cybersecurity risks are also periodically reevaluated in additional detail based on our experience and on external information regarding emerging risks. To protect our information systems from cybersecurity threats, we use various security tools, tracking procedures and investigational procedures to identify, investigate, and resolve potential security incidents in a timely manner. We also engage third-party vendors to assist with security management, incident detection and response.

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

Item 2. Properties.

On November 13, 2023, Alkermes, Inc., a wholly-owned subsidiary of Alkermes, assigned to us an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories located in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space. The lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period. On August 16, 2024 and on October 10, 2024, we entered into sub-leases pursuant to which we sub-leased to third parties a total of 38,644 square feet of this office space and a total of 6,429 square feet of this laboratory space. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

As of February 28, 2025, there were approximately 74 registered holders of our ordinary shares. This number does not include beneficial owners whose shares were held in “street name” by brokers and other nominees.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this annual report on Form 10-K (the “Annual Report”). This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors” appearing elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission (the “SEC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage oncology company focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we have developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), is an investigational, engineered cytokine fusion protein that selectively binds to the intermediate-affinity interleukin-2 (“IL-2”) receptor. Nemvaleukin is designed to preferentially activate antitumor cytolytic effector natural killer (“NK”) cells and CD8+ T cells while minimizing the expansion of immunosuppressive T regulatory cells (“Tregs”). Additionally, it promotes the activation of memory CD8+ T cells, which may contribute to sustained functional antitumor immunity. In ARTISTRY-1, our clinical proof of concept study, nemvaleukin generated durable responses as a single agent and in combination with pembrolizumab across a range of tumor types. Nemvaleukin is currently in two potentially registrational trials, the ARTISTRY-6 (Cohort 2) trial for the treatment of mucosal melanoma as a monotherapy and the ARTISTRY-7 trial for the treatment of platinum-resistant ovarian cancer (“PROC”) in combination with pembrolizumab. We expect to report overall survival (“OS”) results for the interim analysis for our ARTISTRY-7 trial in PROC late in the first quarter or early in the second quarter of 2025 and topline results for Cohort 2 of our ARTISTRY-6 trial in mucosal melanoma in the second quarter of 2025. In addition to nemvaleukin, we are also developing engineered therapies targeting the interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) pathways, which have demonstrated therapeutic potential in third-party preclinical and clinical studies. We nominated product candidates for our IL-18 and IL-12 programs in 2024, and we are currently conducting investigational new drug (“IND”)-enabling studies for our IL-18 candidate.

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

The Former Parent effected the Separation through the distribution of our ordinary shares to the Former Parent’s shareholders on November 15, 2023. As part of the Separation, on November 15, 2023, the Former Parent transferred the assets, liabilities and operations of the historical oncology business to us pursuant to the terms of a separation agreement, entered into between us and the Former Parent. Liabilities incurred prior to the Separation remained obligations of the Former Parent unless otherwise specified in the separation agreements or other agreements between us and the Former Parent. On the effective date of the Distribution, each Alkermes shareholder received one of our ordinary shares for every ten ordinary shares of Alkermes held as of the close of business on November 6, 2023, the record date for the Distribution. Registered shareholders received cash in lieu of any of our fractional ordinary shares that they would have received as a result of the application of the distribution ratio. As a result of the Separation and the Distribution, we operate as an independent, publicly traded company and commenced trading under the symbol “MURA” on the Nasdaq Global Market on November 16, 2023.

Our historical combined financial statements for the periods prior to the date of the Separation have been prepared on a standalone basis and are derived from the Former Parent’s consolidated financial statements and accounting records. Since the date of the Separation, we present our financial statements on a consolidated basis as a standalone publicly traded company.

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements in this Annual Report for additional information on the preparation and basis of presentation of our consolidated financial statements. Our financial position, results of operations and cash flows historically operated as part of the Former Parent’s financial position, results of operations and cash flows prior to and until the Distribution. The consolidated financial statements may not be indicative of our future performance and do not necessarily reflect what our results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods prior to the Separation. Our operating structure and capitalization have changed as a result of the Separation, and we expect them to continue to change as we continue to establish operations as an independent company.

Going Concern

We have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued.

Since our inception, we have generated operating losses and negative cash flows from operations and expect to continue to incur operating losses and negative cash flows for the foreseeable future. To date, we have funded our operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent in the fourth quarter of 2023, at the time of the Separation. We expect that, based on our current operating plans, our existing cash, cash equivalents, and marketable securities of $144.4 million will be sufficient to fund our current planned operations into the first quarter of 2026, which raises substantial doubt about our ability to continue as a going concern for at least twelve months from the date these financial statements are issued.

Our continued operations are dependent on our ability to raise additional funding, which may be through public or private equity financings, debt financings, collaborative arrangements, licensing arrangements or other sources. If we are unable to obtain additional funding when needed, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand or continue operations. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us, or at all, to fund continuing operations.

For the four-year period beginning two years before and ending two years after the Distribution, we are prohibited under the tax matters agreement with the Former Parent from taking or failing to take actions that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), which may limit for a period of time our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications that may result from our possible inability to continue as a going concern.

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

Revenue

Through December 31, 2024, we have not recognized any revenue and do not expect to generate substantial product revenue in the near future, if at all, as we do not currently have an approved product. If our development efforts for our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

The amounts set forth in the tables below are not necessarily predictive of future R&D expenses. In an effort to allocate our R&D spending most effectively, we continually evaluate our product candidates under development based on the performance of such product candidates in preclinical and/or clinical trials, our expectations regarding the likelihood of their regulatory approval and our view of their future potential commercial viability, among other factors. For more information regarding risks related to future R&D expenses, please see “Risk Factors—Risks Related to Discovery, Product Development and Regulatory Approval of Our Product Candidates” in this Annual Report.

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

Other Income

Other income consists primarily of interest income. We earn interest income from interest-bearing cash accounts and money market mutual funds, which we classify as cash and cash equivalents, and from marketable securities. We also record in other income any gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies due to changes in underlying exchange rates.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our R&D expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.5	$9.1	$(8.6)
ARTISTRY-2	0.1	5.4	(5.3)
ARTISTRY-3	2.8	3.8	(1.0)
ARTISTRY-6	11.7	8.1	3.6
ARTISTRY-7	20.1	30.8	(10.7)
Other program spend	21.6	23.7	(2.1)
Early discovery programs	4.0	4.7	(0.7)
Other external R&D expenses	6.2	11.4	(5.2)
Total external R&D expenses	$67.0	$97.0	$(30.0)
Internal R&D expenses:
Employee-related	32.1	56.4	(24.3)
Occupancy	10.3	10.1	0.2
Depreciation	1.3	2.0	(0.7)
Total internal R&D expenses	43.7	68.5	(24.8)
R&D expenses	$110.7	$165.5	$(54.8)

The decrease in R&D expenses in the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to a decrease in employee-related expenses compared to the personnel previously allocated to us by the Former Parent prior to the Separation and to one-time increases in employee related expenses in 2023, including a non-cash share-based employee compensation charge as a result of the impact of the modification of our share based-awards in connection with the Separation. Decreased spend on the ARTISTRY-1 and ARTISTRY-2 trials as activities related to these trials wound down in 2023 and decreased spend on the ARTISTRY-7 trial due to the timing of patient enrollment also contributed to the decrease in R&D expenses in the year ended December 31, 2024, as compared to the year ended December 31, 2023.

General and Administrative Expenses

The following table sets forth our G&A expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023	Change
General and administrative expense	$27.6	$30.7	$(3.1)

The decrease in G&A expense in the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to a decrease in employee-related expenses related to different team composition compared to the personnel previously allocated to us by the Former Parent prior to the Separation and to one-time employee related expenses in 2023, including a non-cash share-based employee compensation charge as a result of the impact of the modification of our share based-awards in connection with the Separation. This decrease was partially offset by an increase in costs associated with operating as a standalone company after the Separation, including differences in costs of insurance, property taxes, and fees for professional services compared to amounts previously allocated to us by the Former Parent prior to the Separation.

Other Income

The following table sets forth our other income for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023	Change
Other income	$9.7	$1.0	$8.7

Other income in the year ended December 31, 2024 was primarily due to interest income from interest-bearing cash accounts and from marketable securities. Other income in the year ended December 31, 2023 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds limited to the period after the Separation as, prior to the Separation, we participated in the Former Parent’s centralized approach to cash management and therefore there were no cash amounts or interest income specifically attributable to us. The increase in Other income in the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the inclusion of a full year of interest income during the year ended December 31, 2024.

Income Tax Provision

The following table sets forth our income tax provision expense for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023	Change
Income tax provision	$—	$12.2	$(12.2)

We did not record any tax provision expense for the year ended December 31, 2024. The income tax provision expense for the year ended December 31, 2023 was primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Code. The income tax provision for the year ended December 31, 2023 was calculated on a separate return basis and is not necessarily representative of the tax provision that may arise in the future. As noted in Note 9, Income Taxes, in the notes to our consolidated financial statements included elsewhere in this Annual Report, we maintain a valuation allowance on our U.S. and Ireland net operating losses and other deferred tax assets as of December 31, 2024.

Liquidity and Capital Resources

We have historically participated in the Former Parent’s centralized approach to cash management, and, therefore, there were no cash amounts specifically attributable to us prior to the Separation. Historically, the primary source of liquidity for our business was funding by the Former Parent of the expenses allocated to the oncology business from the Former Parent. Prior to the Separation, transfers of cash to and from the Former Parent were reflected in net parent investment in the consolidated balance sheets, statements of cash flows and statements of equity. The Former Parent continued to fund the cash needs of the oncology business through the date of the Separation. On November 14, 2023, in connection with the Separation, we received a cash contribution of $275.0 million from the Former Parent.

Funding Requirements

Our expenses may increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates and prepare for a potential BLA submission, and as we operate as a standalone public company. Our expenses may also increase as we:

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

We believe, based on our operating plan, that our cash, cash equivalents and marketable securities as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. There is substantial doubt about our ability to continue as a going concern. See section titled Going Concern, above.

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

If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product candidate development or future commercialization efforts, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and/or market ourselves. See section titled “Risk Factors—Risks Related to Our Financial Position and Capital Needs” in this Annual Report. We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

Cash Flows

As the Former Parent managed our cash and financing arrangements, prior to the Separation, excess cash generated, if any, was deemed remitted to the Former Parent and all sources of cash were deemed funded by the Former Parent. The following table summarizes our cash flow activity:

	Years Ended December 31,
(in millions)	2024	2023
Cash, cash equivalents and restricted cash, beginning of period	$271.1	$—
Cash flows used in operating activities	$(128.6)	$(194.2)
Cash flows used in investing activities	$(25.3)	$(3.5)
Cash flows provided by financing activities	$0.2	$468.8
Cash, cash equivalents and restricted cash, end of period	$117.4	$271.1

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $128.6 million, primarily resulting from our net loss of $128.5 million, partially offset by non-cash charges of $6.0 million. The most significant non-cash charge we incurred was share-based compensation of $5.1 million. We also used $6.0 million in cash from working capital, primarily related to an increase in prepaid expenses and a decrease in operating lease liabilities, partially offset by decreases in our receivable from the Former Parent and in right-of-use assets.

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

Investing Activities

Net cash used in investing activities was $25.3 million for the year ended December 31, 2024, which was primarily due to the purchases of marketable securities, partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $3.5 million for the year ended 2023, which was due to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended December 31, 2024 and was due to proceeds received from the issuance of ordinary shares of the Company for the exercise of stock options under employee share plans.

As the Former Parent managed our cash and financing arrangements until the Separation, all sources of cash prior to the Separation were deemed funded by the Former Parent. Net cash provided by financing activities for the year ended December 31,

2023 was $468.8 million and was due to the funding of our operating and investing activities by the Former Parent and included the contribution of $275.0 million from the Former Parent to us in the fourth quarter of 2023, immediately prior to and in connection with the Separation.

Contractual Obligations and Commitments

Our only lease as of December 31, 2024 and December 31, 2023 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, we also have the ability to sub-lease our corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The extension term commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the Winter Street Lease for an additional five-year period, which we are not reasonably certain to exercise.

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

On October 10, 2024, we entered into a sub-lease (the “October Sub-lease”) pursuant to which we sub-leased to an additional third party (the “October Sub-lessee”) approximately 30,102 square feet of office space that we lease under the Winter Street Lease. Under the October Sub-lease, the October Sub-lessee will pay us an annualized fixed base rent of $0.7 million beginning on January 1, 2025, as well as compensating us for a proportionate share of operating and other expenses related to the October Sub-lease beginning with the commencement date of the October Sub-lease. The October Sub-lease commenced on November 1, 2024 and is expected to terminate on April 30, 2026.

As of December 31, 2024, the remaining contractual operating lease liability associated with the Winter Street Lease was $8.0 million. For additional information on our operating lease, see Note 7, Leases, in the notes to the consolidated financial statements included elsewhere in this Annual Report.

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

Share-Based Compensation Expense

Share-based compensation expense represents the cost of the grant date fair value of equity awards recognized that are expected to vest over the requisite service period of the awards (usually the vesting period) on a straight-line basis. We estimate the fair value of stock option awards using the Black-Scholes option pricing model. The fair value of time-vesting restricted stock unit (“RSU”) awards is equal to the ordinary share price on the date of grant. Estimating the fair value of equity awards as of the grant date is affected by assumptions regarding a number of variables, including the risk-free interest rate, the expected share price volatility, the expected term of share options, the expected dividend yield and the fair value of the underlying ordinary shares on the date of grant. Forfeitures are estimated based on historical experience and expected forfeiture rates at the time of grant and are revised in subsequent periods if actual forfeitures differ from those estimates. Changes in the assumptions can materially affect the fair value and ultimately how much share-based compensation expense is recognized. The assumptions used for periods prior to the Separation were those of the Former Parent and the share-based compensation expense we recognized for periods prior to the Separation in our consolidated financial statements was an allocation of the Former Parent’s historical share-based compensation expense. These inputs are subjective and generally require significant analysis and judgment to develop.

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

As an independent company, our G&A costs may be higher than the costs allocated in the historical combined financial statements. In addition, we will incur non-recurring expenses and capital expenditures to establish independent information technology systems.

We continue to build our administrative infrastructure following the date of the Separation. We entered into transition services agreements with the Former Parent that will provide us with certain services and resources for an initial term of two years following the Separation. Historically, the Former Parent provided our business with significant corporate and shared services and resources related to corporate functions such as finance, human resources, internal audit, research and development, financial reporting, and information technology, which we refer to collectively as the “Alkermes Services.” We pay the Former Parent fees for the Alkermes Services under the transition services agreements, which fees are based on the Former Parent’s cost of providing the Alkermes Services. These transition services agreements allow us to operate our business independently prior to establishing a standalone infrastructure. During the transition from the Former Parent, we have incurred, and we expect to continue to incur, non-recurring expenses to establish and expand our infrastructure.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mural Oncology plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mural Oncology plc and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash outflows from operations, and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2025

We have served as the Company’s auditor since 2023.

Mural Oncology plc and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,462	$270,852
Marketable securities	28,923	—
Receivable from Former Parent	51	5,548
Prepaid expenses	7,676	150
Other current assets	805	787
Total current assets	$152,917	$277,337
Property and equipment, net	7,715	11,403
Right-of-use assets	6,783	12,747
Restricted cash	1,969	258
Other assets	10	—
TOTAL ASSETS	$169,394	$301,745
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,056	$5,973
Accrued expenses	18,534	16,946
Operating lease liabilities — short-term	5,560	6,098
Other current liabilities	45	—
Total current liabilities	$26,195	$29,017
Operating lease liabilities — long-term	2,462	8,911
Other liabilities	235	—
Total liabilities	28,892	37,928
Commitments and contingencies (Note 10)
Preferred shares, nominal value $0.01; 50,000,000 shares authorized at December 31, 2024; no shares issued or outstanding at December 31, 2024 or 2023	—	—
Ordinary shares, nominal value $0.01; 450,000,000 ordinary shares authorized at December 31, 2024; 17,095,371 and 16,689,740 shares issued and outstanding at December 31, 2024 and 2023, respectively	171	167
Additional paid-in capital	299,682	294,507
Unrealized gain on marketable securities	20	—
Accumulated deficit	(159,371)	(30,857)
Total equity	140,502	263,817
TOTAL LIABILITIES AND EQUITY	$169,394	$301,745

See accompanying notes to the consolidated financial statements.

Mural Oncology plc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2024	2023
	(in thousands except share and per share amounts)
Operating expenses
Research and development	$110,666	$165,532
General and administrative	27,596	30,706
Total operating expenses	138,262	196,238
Operating loss	(138,262)	(196,238)
Other income	9,748	951
Income tax provision	—	(12,160)
Net loss	$(128,514)	$(207,447)
Other comprehensive gain:
Unrealized gain on marketable securities	$20	$—
Other comprehensive gain	20	—
Comprehensive loss	$(128,494)	$(207,447)
Net loss per ordinary share - basic and diluted	$(7.58)	$(12.43)
Weighted average common shares outstanding - basic and diluted	16,954,577	16,689,740

See accompanying notes to the consolidated financial statements.

Mural Oncology plc and Subsidiaries

Consolidated Statements of Equity (Deficit)

	Ordinary Shares
	Shares	Amount	Net Parent Investment	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity (Deficit)
	(in thousands, except share data)
Balance, December 31, 2022	—	$—	$(21,656)	$—	$—	$—	$(21,656)
Cash contribution from Former Parent in connection with Separation	—	—	275,000	—	—	—	275,000
Net transfers from Former Parent prior to Separation	—	—	193,811	—	—	—	193,811
Share-based compensation expense allocated from Former Parent	—	—	10,813	—	—	—	10,813
Issuance of ordinary shares upon separation from Former Parent	16,689,740	167	(281,378)	281,211	—	—	—
Share-based compensation expense	—	—	—	13,296	—	—	13,296
Net loss	—	—	(176,590)	—	—	(30,857)	(207,447)
Balance, December 31, 2023	16,689,740	167	—	294,507	—	(30,857)	263,817
Issuance of ordinary shares under employee share plans	405,631	4	—	192	—	—	196
Share-based compensation expense	—	—	—	4,983	—	—	4,983
Unrealized gain on marketable securities	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(128,514)	(128,514)
Balance, December 31, 2024	17,095,371	$171	$—	$299,682	$20	$(159,371)	$140,502

See accompanying notes to the consolidated financial statements.

Mural Oncology plc and Subsidiaries

Consolidated Statements of Cash Flows

	December 31,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(128,514)	$(207,447)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	3,512	2,567
Share-based compensation expense	5,081	24,109
Amortization of discount on marketable securities	(3,598)	—
Loss on impairment of long-lived assets	924	—
Loss on disposal of property and equipment	96	—
Changes in assets and liabilities:
Receivable from Former Parent	5,497	—
Prepaid expenses	(7,526)	2,837
Other current assets	(18)	1,043
Right-of-use assets	5,145	7,054
Other assets	(10)	—
Accounts payable and accrued expenses	(2,427)	(18,246)
Operating lease liabilities	(6,987)	(5,862)
Other liabilities	280	(304)
Cash flows used in operating activities	(128,545)	(194,249)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(167,305)	—
Sales and maturities of marketable securities	142,000	—
Additions of property and equipment	(92)	(3,452)
Sale of property and equipment	67	—
Cash flows used in investing activities	(25,330)	(3,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares under employee share plans	196	—
Net transfers from Former Parent	—	468,811
Cash flows provided by financing activities	196	468,811
Net (decrease) increase in cash, cash equivalents and restricted cash	(153,679)	271,110
Cash, cash equivalents and restricted cash, beginning of period	271,110	—
Cash and cash equivalents and restricted cash, end of period	$117,431	$271,110
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$—	$276
RECONCILIATION OF BALANCE SHEET TO STATEMENT OF CASH FLOWS:
Cash and cash equivalents	$115,462	$270,852
Restricted cash	1,969	258
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$117,431	$271,110

See accompanying notes to the consolidated financial statements.

Mural Oncology plc and Subsidiaries

Notes to Consolidated Financial Statements

As of and for the Years Ended December 31, 2024 and 2023

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

Liquidity and Going Concern

The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued.

Since the Company’s inception, it has generated operating losses and negative cash flows from operations and expects to continue to incur operating losses and negative cash flows for the foreseeable future. To date, the Company has funded its operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent at the time of the Separation. The Company expects that, based on its current operating plans, its existing cash, cash equivalents, and marketable securities of $144.4 million will be sufficient to fund its current planned operations into the first quarter of 2026, which raises substantial doubt about its ability to continue as a going concern for at least twelve months from the date these financial statements are issued.

The Company plans to seek additional funding, which may be through public or private equity financings, debt financings, collaborative arrangements, licensing arrangements or other sources. If the Company is unable to obtain additional funding when needed, it may be forced to significantly curtail, delay, or discontinue one or more of the planned research or development programs or be unable to expand or continue operations. There is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications that may result from the Company’s possible inability to continue as a going concern.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mural Oncology plc and its wholly-owned subsidiaries. All intercompany transactions and accounts within the Company have been eliminated.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and, for the periods prior to the Separation, reflect the historical results of operations, financial position and cash flows of Mural, as included in the consolidated financial statements of the Former Parent and using the Former Parent’s historical accounting policies. For the periods prior to the Separation, these consolidated financial statements do not purport to reflect what the Company’s results of operations or cash flows would have been had the Company operated as a standalone public company prior to the Separation, nor are they necessarily indicative of the Company’s future results of operations or cash flows.

As the Company’s operations were not historically held by a single legal entity or separate legal entities, net parent investment is shown in lieu of stockholders’ equity in the historical combined financial statements for the periods prior to the Separation. Net parent investment represents the cumulative investment by the Former Parent in the Company through the dates presented, inclusive of operating results. All transactions between the Company and the Former Parent are considered to be effectively settled in the consolidated financial statements at the time the transaction is recorded. The effects of the settlement of these transactions between the Company and the Former Parent are reflected in the consolidated statements of cash flows as “Net transfers from Former Parent” within financing activities and in the consolidated statements of equity (deficit) as “Net parent investment”.

Historically, the Company was dependent upon the Former Parent for all of its working capital and financing requirements, as the Former Parent used a centralized approach to cash management and financing its operations. There were no cash amounts specifically attributable to the Company for the historical periods presented prior to the Separation. Financing transactions prior to the Separation related to the Former Parent are accounted for as a financing activity on the accompanying consolidated statements of cash flows through the date of the Separation. In connection with the Separation, certain assets and liabilities that were included on the consolidated balance sheet prior to the Separation were retained by the Former Parent and were therefore adjusted through net parent investment in the Company’s consolidated financial statements.

The consolidated financial statements of the Company include, for the periods prior to the Separation, the expenses of the Former Parent that management has determined are specifically identifiable to the Company, such as those related to direct internal and external R&D activities as well as leases and depreciation of fixed assets specifically identifiable to the oncology business. Based on the nature of the Company as a pre-revenue, development-stage biotechnology company, the consolidated financial statements of the Company do not include any revenue or commercial expenses of the Former Parent. The consolidated financial statements of the Company also include, for the periods prior to the Separation, an allocation of costs that were not directly attributable to the operations of the Company, including the costs of general and administrative support functions that were provided by the Former Parent, such as senior management, information technology, legal, accounting and finance, human resources, facility, and other corporate services. In addition, the Company’s consolidated financial statements include, for the periods prior to the Separation, an allocation of certain R&D costs not directly attributable to individual programs. These costs have been allocated to the Company for the purposes of preparing the consolidated financial statements based on proportional cost allocation methods using headcount, square footage or proportional hours worked supporting the Company and other organizational activities, as applicable, which are considered to be reasonable reflections of the utilization of services provided or benefit received by the Company during the periods presented. Management considers that such allocations have been made on a reasonable basis; however, these allocations may not necessarily be indicative of the costs that would have been incurred if the Company had operated on a standalone basis for the periods presented and, therefore, may not reflect the Company’s results of operations and cash flows had the Company operated as a standalone entity during the periods presented. See Note 12, Related Parties, for additional information regarding related-party transactions with the Former Parent.

The Company has incurred, and expects to continue to incur, additional operating expenses to operate as an independent publicly traded company, including various corporate functions, incremental information technology-related costs and incremental costs to operate standalone accounting, legal and other administrative functions. These functions were provided to the Company prior to the Separation by the Former Parent and will continue under a transition services agreement with the Former Parent or will be performed using the Company’s own resources.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers cash equivalents only those investments that are highly liquid, readily convertible into cash and so near their maturity, generally three months from the date of purchase, that they present insignificant risk of change in value because of interest rate changes. As of December 31, 2024, cash equivalents were comprised of money market funds and U.S. government securities. As of December 31, 2023, cash equivalents were comprised of money market funds. See Note 3, Cash, Cash Equivalents and Marketable Securities, and Note 7, Leases, for additional information regarding restricted cash and a letter of credit.

Marketable Securities

The Company has investments in marketable securities, consisting of United States government and agency obligations. The Company holds its interest-bearing investments in accordance with documented investment policies. At December 31, 2024, all of the Company’s investments in marketable securities were classified as available-for-sale and were recorded at fair value.

Unrealized gains and losses are included in accumulated other comprehensive gain in equity unless: (i) the security has experienced a credit loss; (ii) the Company has determined that it has the intent to sell the security; or (iii) the Company has determined that it is more likely than not that it will have to sell the security before its expected recovery. Periodic reviews are conducted to identify and evaluate each investment that has an unrealized loss in accordance with the meaning of other-than-temporary impairment. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

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

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses, receivable from Former Parent, Other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term nature. As of December 31, 2024, Other current assets consisted primarily of interest receivable of $0.4 million and of deferred costs of $0.3 million related to subleases. As of December 31, 2023, Other current assets consisted of interest receivable of $0.8 million. The

Company has elected to exclude accrued interest receivable from the amortized cost of its financial assets and has included those balances within Other current assets on the consolidated balance sheet.

Receivable from Former Parent

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for estimated amounts of receivables that will not be collected, if any. The Company believes that the credit risks associated with its receivables are not significant and, therefore, the Company did not have an allowance for doubtful receivables as of each of December 31, 2024 and December 31, 2023.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset; a significant change in the extent or manner in which an asset is used; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; a current-period operating or cash flow loss combined with a history of operating or cash-flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell them. For the year ended December 31, 2024, the Company recorded immaterial impairment charges to right of use assets and leasehold improvements related to subleases. The Company did not record any impairment charges for the year ended December 31, 2023.

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

Clinical Trial and Preclinical Study Expenses

The Company makes estimates of prepaid and/or accrued expenses as of each balance sheet date in its consolidated financial statements based on certain facts and circumstances at that time. The Company’s accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CROs”), manufacturing organizations, and for other trial- and study-related activities. Payments under the Company’s agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to R&D expenses may be necessary in future periods as the Company’s estimates change. As these activities are generally material to the Company’s financial statements, subsequent changes in estimates may result in a material change in accruals. No material changes in estimates were recognized in either of the years ended December 31, 2024 and 2023.

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

Share-based compensation expense is recognized over the requisite service period of the awards, which is generally the vesting period. Subsequent to the Separation, option awards granted to employees generally vest over a four year period, with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years, provided the employee remains continuously employed by the Company during the applicable vesting period; option awards granted to non-employee directors generally vest over a three-year period, provided that the director continues to serve on the Company’s board of directors during the applicable vesting period; and restricted stock unit (“RSU”) awards generally vest in four equal annual installments, commencing on the first anniversary of the date of grant, provided the employee remains continuously employed by the Company during the applicable vesting period. See Note 8, Share-Based Compensation, for more information.

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

Comprehensive Loss and Loss per Share

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes changes in equity that are excluded from net loss, such as gains and losses on available for sale marketable securities.

Basic net loss per share is computed by dividing the net loss in each period by the weighted average number of ordinary shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive. For the periods presented, ordinary share equivalents, consisting of share-based awards, were not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive. The number of shares distributed to the Former Parent’s shareholders of record on the effective date of the Distribution was used for the calculation of basic and diluted earnings per share for the portion of the year ended December 31, 2024 that was prior to the Separation as the Company had no shares outstanding prior to the Separation.

Segment Information

The Company operates as one operating and reportable segment, which is a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. The Company’s chief operating decision maker (“CODM”) reviews the Company’s operating results on an aggregate basis and manages operations as a single operating unit. The Company’s CODM is the Company’s Chief Executive Officer. All of the Company’s long-lived assets are held in Massachusetts. See Note 14, Segment Information, for additional information on the Company’s reportable segment.

401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its U.S.-based employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain IRS limitations. The Company matches 100% of employee contributions up to the first 5% of employee pay, up to IRS limits.

Employee and employer contributions are fully vested when made. Prior to the Separation, the Former Parent included in its 401(k) retirement savings plan substantially all of the employees of the Former Parent who would become employees of the Company. During the years ended December 31, 2024 and 2023, expenses related to the 401(k) Plan totaled $1.3 million and $1.9 million, respectively.

Recently Adopted and Issued Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the CODM and to disclose how reported measures of segment profit or loss are used in assessing segment performance and allocating resources. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective with the fiscal year ended December 31, 2024. The Company enhanced its disclosures related to segment reporting as a result of the adoption of ASU 2023-07, but the adoption did not further impact the Company’s consolidated financial statements. See Note 14, Segment Information, for information regarding segment reporting.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public entities to provide enhanced disclosure of specific categories of reconciling items included in the rate reconciliation; disclosure of the nature, effect and underlying causes of each reconciling item in the rate reconciliation and the judgment used in the categorization of such items; and enhanced disclosures for income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires public entities to disaggregate certain costs and expenses, including disclosure of the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities included in each relevant expense caption; inclusion of certain amounts already required to be disclosed in the same disclosure; qualitative description of amounts not disaggregated; and a disclosure of the total amount of selling expenses along with the entity’s definition of selling expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and disclosures.

3. Cash, Cash Equivalents and Marketable Securities

As of December 31, 2024, the Company had cash and cash equivalents of $115.5 million and marketable securities of $28.9 million. As of December 31, 2023, the Company had cash and cash equivalents of $270.9 million and no marketable securities. In addition, the Company had a long-term restricted cash balance of $2.0 million and $0.3 million as of December 31, 2024 and 2023, respectively, which was restricted for a letter of credit and for use pertaining to corporate credit cards. See Note 7, Leases, for additional information regarding the letter of credit.

Cash and cash equivalents are carried at cost, which approximates fair market value. Marketable securities are classified as available for sale and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive gain (loss), a component of equity. All of the realized gains and losses on the sale of these marketable securities are determined using the specific identification method. There were no realized gains or losses as of December 31, 2024. Aggregated by investment category, there were no marketable securities in an unrealized loss position as of December 31, 2024.

The Company holds marketable securities that are sensitive to interest rate changes. Marketable securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates, while floating rate marketable securities may produce less income than expected if interest rates fall. If interest rates were to fluctuate by 1%, the expected impact on the Company’s annual net loss would be immaterial.

Marketable securities, all of which had maturities of less than one year, consisted of the following:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
U.S. government agency and treasury securities	$28,903	$20	$—	$28,923
Total marketable securities	$28,903	$20	$—	$28,923

4. Fair Value

The following tables present information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2024 and December 31, 2023. The Company’s marketable securities classified as Level 2 within the fair value hierarchy were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The Company validated the prices developed using the market-observable data by obtaining market values from other pricing sources and confirming that the relevant markets were active. The fair value of these financial assets was determined based on three levels of input as follows:

•
Level 1 - Quoted prices in active markets for identical assets;
•
Level 2 - Observable inputs other than quoted prices in active markets; and
•
Level 3 - Unobservable inputs.

(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$114,944	$114,944	$—	$—
Marketable securities:
U.S. government agency and treasury securities	28,923	—	28,923	—
Total	$143,867	$114,944	$28,923	$—

(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$268,720	$268,720	$—	$—
Total	$268,720	$268,720	$—	$—

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Furniture, fixtures and equipment	$21,513	$21,738
Leasehold improvements	23,228	23,333
Construction in progress	—	15
Subtotal	44,741	45,086
Less: accumulated depreciation	(37,026)	(33,683)
Total property and equipment, net	$7,715	$11,403

Depreciation expense was $3.5 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued external research and development services	$9,332	$8,543
Accrued compensation	8,111	5,858
Accrued general and administrative	1,026	2,545
Accrued other	65	—
Total accrued expenses	$18,534	$16,946

7. Leases

The Company’s only lease as of December 31, 2024 and 2023 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, the Company also has the ability to sub-lease its corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The lease extension commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period, which the Company is not reasonably certain to exercise.

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

On August 16, 2024, the Company entered into a sub-lease pursuant to which the Company sub-leased to a third party approximately 5,155 square feet of office space and approximately 3,739 square feet of laboratory space that the Company leases under the Winter Street Lease and the Company also entered into a separate sub-lease pursuant to which the Company sub-leased to another third party (both sub-lessees together, the “August Sub-lessees”) approximately 3,387 square feet of office space and approximately 2,690 square feet of laboratory space that the Company leases under the Winter Street Lease (both sub-leases together, the “August Sub-leases”). The August Sub-leases commenced on August 20, 2024 and are expected to terminate on April 18, 2026. Under the August Sub-leases, the August Sub-lessees will pay to the Company a total annualized fixed base rent of $0.5 million beginning 30 days after the commencement date of the August Sub-leases, as well as compensate the Company for the August Sub-lessees’ proportionate share of operating and other expenses related to the August Sub-leases. The August Sub-lessees’ base rent and proportionate share of operating and other expenses are included as contra-expense in the Company’s consolidated statements of operations and comprehensive loss.

On October 10, 2024, the Company entered into a sub-lease (the “October Sub-lease”) pursuant to which the Company sub-leased to an additional third party (the “October Sub-lessee”) approximately 30,102 square feet of office space that the Company leases under the Winter Street Lease. Under the October Sub-lease, the October Sub-lessee will pay the Company an annualized fixed base rent of $0.7 million beginning on January 1, 2025, as well as compensate the Company for a proportionate share of operating and other expenses related to the October Sub-lease beginning with the commencement date of the October Sub-lease. The October Sub-lease commenced on November 1, 2024 and is expected to terminate on April 30, 2026.

As of the years ended December 31, 2024 and 2023, the incremental borrowing rate for the Winter Street Lease was 3.52%. As of December 31, 2024, the remaining term for the Winter Street Lease was 1.8 years. Cash paid for amounts included in the measurement of lease liabilities is included within cash flows from operating activities. During the years ended December 31, 2024 and 2023, cash paid by the Company for amounts included for the measurement of lease liabilities was $6.5 million and $6.4 million, respectively.

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$5,526	$5,799
Variable lease cost	4,412	4,921
Total lease cost	$9,938	$10,720

Future lease payments under non-cancelable leases as of December 31, 2024 consisted of the following:

(in thousands)	December 31, 2024
2025	$5,771
2026	2,484
Total operating lease payments	$8,255
Less: imputed interest	(233)
Total operating lease liabilities	$8,022

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

The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will be automatically increased on January 1, 2025, and each January 1 thereafter, in an amount equal to (i) 5% of the outstanding number of the Company’s ordinary shares on the immediately preceding December 31, or (ii) such lesser number of shares as determined by the 2023 Plan Administrator. On January 1, 2025, 854,768 additional shares were added to the 2023 Plan according to this provision. The ordinary shares underlying any awards under the 2023 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) are added back to the ordinary shares available for issuance under the 2023 Plan. At December 31, 2024, 1,194,562 ordinary shares were reserved and available for issuance under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) became effective on October 30, 2023. The ESPP initially reserves and authorizes the issuance of up to a total of 100,000 of the Company’s ordinary shares to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 100,000 ordinary shares, (ii) 1% of the outstanding number of ordinary shares on the immediately preceding December 31, or (iii) such lesser number of ordinary shares as determined by the administrator of the ESPP. On January 1, 2025, 100,000 shares were added to the ESPP according to this provision.

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

The ordinary shares underlying any awards under the 2024 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2024 Plan. At December 31, 2024, 2,700 ordinary shares were reserved and available for issuance under the 2024 Plan.

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

Stock Plan Activity

The following average assumptions were used to estimate the fair value of stock options granted by the Company during the year ended December 31, 2024 using the Black-Scholes option pricing model:

	December 31, 2024	December 31, 2023
Risk-free interest rate	3.5% - 4.6%	4.1%
Dividend rate	0%	0%
Expected volatility	81% - 87%	87.1%
Expected life (years)	2.0 - 8.0	6.0

A summary of stock option activity under the 2023 Plan and the 2024 Plan for the year ended December 31, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	3,348,715	$4.53
Granted	647,506	$4.58
Cancelled/forfeited	(1,072,805)	$4.60
Exercised	(61,762)	$3.18
Options outstanding at December 31, 2024	2,861,654	$4.54
Options exercisable at December 31, 2024	1,190,548	$4.65

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $3.36 and $2.69, respectively.

At December 31, 2024, there were 2.6 million stock options vested or expected to vest, with a weighted average exercise price of $4.55 per share, a weighted average contractual remaining life of 7.4 years and an aggregate intrinsic value of $6 thousand. At December 31, 2024, the aggregate intrinsic value of stock options exercisable was $2 thousand with a weighted average remaining contractual term of 6.2 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At December 31, 2024, there was $1.9 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

A summary of RSU activity under the 2023 Plan and the 2024 Plan for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested outstanding at December 31, 2023	1,129,512	$4.45
Granted	311,511	$4.70
Vested	(343,869)	$4.33
Cancelled/forfeited	(261,701)	$4.63
Unvested outstanding at December 31, 2024	835,453	$4.54

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $4.70 and $3.61, respectively. At December 31, 2024, there was $1.4 million of unrecognized share-based compensation expense related to unvested RSUs, which will be recognized over a weighted average remaining contractual term of 1.5 years.

The following table represents share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$2,043	$11,550
General and administrative	3,038	12,559
Total share-based compensation expense	$5,081	$24,109

9. Income Taxes

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

The distribution of the Company’s loss before the provision for income taxes by geographical area consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Ireland	$(993)	$(187,172)
U.S.	(127,521)	(8,115)
Loss before the provision for income taxes	$(128,514)	$(195,287)

The provision for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Current income tax provision:
U.S. federal	$—	$12,138
U.S. state	—	22
Ireland	—	—
Deferred income tax provision:
U.S. federal	—	—
U.S. state	—	—
Ireland	—	—
Total tax provision	$—	$12,160

There was no provision for income taxes for the year ended December 31, 2024 due to the Company’s operating losses and a full valuation allowance on deferred tax assets. The income tax provisions during the year ended December 31, 2023 was primarily due to U.S. current income tax expense payable by the Former Parent as a result of the required capitalization of and the amortization of R&D expenses in accordance with Section 174 of the Code.

As of December 31, 2024, the Company’s foreign subsidiaries had no undistributed earnings and the tax payable on the earnings that are indefinitely reinvested would be immaterial.

The components of the net deferred tax assets (liabilities) of the Company consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$8,206	$714
Tax credits	10,742	584
Accrued expenses	2,126	920
Research and development expenses	28,872	2,755
Lease liability	2,130	3,156
Share-based compensation	787	1,123
Other	—	—
Less: valuation allowance	(50,696)	(5,929)
Total deferred tax assets	$2,167	$3,323
Deferred tax liabilities:
Right-of-use assets	(1,801)	(2,680)
Property and equipment	(366)	(643)
Total deferred tax liabilities	$(2,167)	$(3,323)

The activity in the valuation allowance associated with deferred taxes consists of the following:

(in thousands)	Balance at Beginning of Period	(Additions) or Reductions (1)	Balance at End of Period
Deferred tax asset valuation allowance for the year ended December 31, 2023	$(117,475)	$111,546	$(5,929)
Deferred tax asset valuation allowance for the year ended December 31, 2024	$(5,929)	$(44,767)	$(50,696)

(1)
The reductions in the year ended December 31, 2023 relate primarily to tax attributes forfeited to the Former Parent as part of the Separation. The additions in the year ended December 31, 2024 relate primarily to tax attributes generated as a result of pre-tax book losses.

At December 31, 2024, the Company maintained a valuation allowance of $50.6 million against U.S. federal, Ireland, and state deferred tax assets as the Company has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. If the Company demonstrates consistent profitability in the future, the evaluation of the recoverability of these deferred tax assets could change and the valuation allowance may be released in part or in whole.

As of December 31, 2024, the Company had U.S. federal net operating losses (“NOLs”) of approximately $28.4 million which do not expire. As of December 31, 2024, the Company had U.S. federal tax credit carryforwards of $9.9 million, which will expire begin to expire in 2043. As of December 31, 2024, the Company had $1.1 million of Ireland NOLs which do not expire.

As of December 31, 2024, the Company had $32.9 million of state NOLs, approximately $32.5 million of which begin to expire in 2043, and approximately $0.4 million of which do not expire.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-ownership change NOLs and other pre-ownership change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ownership change occurs if there is a cumulative change in an entity’s ownership by 5% stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under U.S. state tax laws. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), the use of federal NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income and NOLs arising in taxable years ending after December 31, 2017 may not be carried back (though any such NOLs may be carried forward indefinitely).

The Company may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in its share capital, some of which may be outside of the control of the Company. As a result, if the Company earns net taxable income, its ability to use its pre-ownership change NOLs, or other pre-ownership change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.

These loss and credit carryforwards are available to reduce certain future US taxable income and tax respectively. These loss and credit carryforwards are subject to review and possible adjustment by the appropriate taxing authorities and may be subject to limitations based upon changes in the ownership of our ordinary shares.

A reconciliation of the Company’s statutory tax rate to its effective tax rate is as follows:

	Year Ended December 31,
(in thousands, except percentage amounts)	2024	2023
Statutory tax rate(1)	21.0%	21.0%
Income tax provision at statutory rate	$(26,988)	$(41,089)
Foreign rate differential(2)	—	14,982
Change in valuation allowance	44,772	50,151
U.S. state income taxes, net of U.S. federal benefit	(8,755)	(85)
Non-deductible share-based compensation	405	3,680
Non-deductible executive compensation	232	—
Foreign derived intangible income	—	(10,581)
R&D credits	(9,966)	(4,990)
Other	264	(9)
Permanent items	36	101
Income tax provision	$—	$12,160
Effective tax rate	—%	(6.1)%

(1)
U.S. statutory tax rate of 21% is utilized as substantially all of the post-Separation activity is located within the U.S.
(2)
Represents pre-Separation income or losses of the Company’s Irish parent, subject to tax at a rate other than the U.S. statutory rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits
Balance, December 31, 2022	$2,132
Subtractions based on tax positions related to the prior period	(2,132)
Balance, December 31, 2023 and 2024	$—

In years in which the Company may have unrecognized tax benefits, such unrecognized tax benefits would affect the Company’s effective tax rate prior to taking its valuation allowance into consideration. The Company had no unrecognized tax benefits at December 31, 2024. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease within the next 12 months. Note that the unrecognized tax benefits presented in the table above for the periods prior to the Separation were calculated based on the separate return method and do not represent the unrecognized tax benefits that transferred with the Company at the Separation.

The Company is subject to taxation in the U.S. and Ireland. At December 31, 2024, all tax returns filed subsequent to the Separation are open to examination by taxing authorities.

10. Commitments and Contingencies

The Company, from time to time, may be involved with lawsuits arising in the ordinary course of business. The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows.

In the normal course of business, the Company contracts with third parties for preclinical, clinical and other research and development services. These contracts generally do not contain minimum purchase commitments and are cancellable upon notice by the Company. The Company has, however, entered into agreements with contract manufacturing organizations that include noncancellable costs or that may be subject to cancellation fees. As of December 31, 2024, open purchase commitments for such noncancellable contract manufacturing costs totaled approximately $9.3 million.

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

As of December 31, 2024 and 2023, the number of ordinary shares underlying potentially dilutive securities consist of:

	December 31,
	2024	2023
Options to purchase ordinary shares	2,861,654	3,348,715
Restricted share units	835,453	1,129,512
Total	3,697,107	4,478,227

12. Related Parties

Corporate expenses prior to the Separation represent shared costs of the Former Parent that have been allocated to the Company based on a systematic and rational methodology and are reflected as expenses in these consolidated financial statements. These amounts include, but are not limited to, items such as general management and executive oversight, costs to support the Company’s information technology infrastructure, facilities, compliance, human resources, legal and finance functions, risk management, and share-based compensation administration, all of which support the operations of the Former Parent as a whole. Corporate expense allocations in the periods prior to the Separation were generally allocated to the Company based on proportional cost allocation methods using headcount, square footage, or proportional hours worked supporting the Company and other organizational activities, as applicable, which are considered to be reasonable reflections of the utilization of services provided or benefit received by the Company during the periods presented. During the year ended December 31, 2023, total corporate expense allocations from the Former Parent for the periods prior to the Separation in G&A expenses and in R&D expenses were $17.9 million and $146.6 million, respectively. The Former Parent assumed all of the outstanding accrued liabilities and accounts payable related to the oncology business as of the date of the Separation.

Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company prior to the Separation for purposes of the consolidated financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented prior to the Separation if the Company had operated as a standalone entity. In addition, the expenses reflected in the consolidated financial statements may not be indicative of expenses that will be incurred in the future by the Company.

See Note 1, Organization and Description of Business, for details of the Company’s cash and financing arrangements. As of the date these consolidated financial statements were available for issuance, there were no existing intercompany debt or other financing agreements in place with the Former Parent. As of December 31, 2024, the Company had a receivable from the Former Parent of $0.1 million pursuant to the transition services agreements. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the preparation and basis of presentation of these consolidated financial statements, including the treatment of certain R&D costs not directly attributable to individual programs; cash and cash equivalents, share-based compensation, and 401(k) Plan expenses.

As of the date of the Separation, the Former Parent was no longer a related party to the Company.

13. Restructuring

On July 12, 2023, in conjunction with the Former Parent's ongoing review of operations and the planned separation of the oncology business, the Former Parent executed a restructuring plan, which included the elimination of certain positions that were intended to transition to the Company (the “Restructuring”). Of the charge the Former Parent recorded in the year ended December 31, 2023 as a result of the Restructuring, $1.6 million was attributable to the Company. Such charge consists of one-time termination benefits for employee severance, benefits and related costs, all of which were expected to result in cash expenditures by the Former Parent, and substantially all of which were paid by the Former Parent as of September 30, 2023. Substantially all of the charge related to the Restructuring was included in research and development expenses in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and the Company has no remaining liability related to the restructuring as of December 31, 2024.

14. Segment Information

The Company operates as one operating and reportable segment, which is a clinical-stage oncology business focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. The Company discloses information about its operating segment based on management’s consideration of the business as one segment for making operating decisions and assessing financial performance. The accounting policies of the operating segment are described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies. As the Company operates as one operating and reportable segment, intraentity sales and intraentity transfers, if any, among legal entities within the segment do not impact segment expenses or segment assets.

The Company’s CODM, the Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations on a consolidated basis as a single operating unit. The CODM assesses performance for the segment and decides how to allocate resources based on net loss. The CODM is regularly provided information on net loss and uses this information to evaluate the resources allocated to the development or commercialization of the Company’s product candidates, its operations, and its other activities, as well as to monitor budget versus actual results.

A reconciliation of the Company’s significant segment expenses to net loss is as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
External R&D program expenses:
ARTISTRY-6	$11,677	$8,079
ARTISTRY-7	20,071	30,777
Early discovery programs	4,044	4,702
Other external R&D program expenses(1)	31,224	53,436
Total external R&D program expenses	67,016	96,994
Internal R&D expenses:
Employee-related	32,069	56,454
Other internal R&D expenses(2)	11,581	12,084
Total internal R&D expenses	43,650	68,538
Total R&D expenses	110,666	165,532
G&A expenses:
Employee-related	14,437	20,785
Other G&A expenses(3)	13,159	9,921
Total G&A expenses	27,596	30,706
Other segment (income) expense(4)	(9,748)	11,209
Segment net loss	$128,514	$207,447

(1)
Other external R&D program expenses included in segment net loss include expenses related to other clinical trials and general external program expenses.
(2)
Other internal R&D expenses included in segment net loss include expenses related to occupancy and depreciation.
(3)
Other G&A expenses included in segment net loss include expenses related to professional fees, information technology, depreciation, and other general G&A expenses.
(4)
Other non-operating (income) expense included in segment net loss includes interest income, tax expense, and other non-operating income and expense.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and our expenditures are being made only in accordance with authorizations of our management and directors; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2024, Vicki Goodman, our Chief Medical Officer adopted a Rule 10b5-1 Trading Arrangement providing for the potential sale of up to 13,186 our ordinary shares obtained from the exercise of vested stock options or the vesting of restricted stock unit awards in accordance with the prices and formulas set forth in the plan. The number of ordinary shares that may be sold under this Rule 10b5-1 Trading Arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our ordinary shares at the time of future RSU vesting. This Rule 10b5-1 Trading Arrangement is scheduled to expire on October 20, 2025.

No other officers or directors adopted a Rule 10b5-1 Trading Arrangement during the three months ended December 31, 2024. None of our directors or officers modified or terminated a Rule 10b5-1 Trading Arrangement or adopted, modified, or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this item is incorporated herein by reference to the sections titled “Information Regarding Directors,” “Executive Officers” and “Corporate Governance” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended fiscal year ended December 31, 2024.

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

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the sections titled “Executive Compensation” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Corporate Governance—Securities Authorized for Issuance Under Our Equity Compensation Plans” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the sections titled “Transactions with Related Persons” and “Corporate Governance—Director Independence” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to the section titled “Proposal No. 2—Ratification of Selection of Independent Registered Public Accountants” in Mural’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Mural’s fiscal year ended December 31, 2024.

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

10.3

Amendment to Employee Matters Agreement, dated as of December 14, 2023, by and between Alkermes plc and Mural Oncology plc (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

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

10.17#	Mural Oncology plc Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.18*#	Amendment No. 1 to Employment Agreement, dated as of February 15, 2025 by and between Mural Oncology, Inc. and Caroline Loew.

10.19*#	Amendment No. 1 to Employment Agreement, dated as of February 15, 2025 by and between Mural Oncology, Inc. and Adam Cutler.

10.20*#	Amendment No. 1 to Employment Agreement, dated as of February 15, 2025 by and between Mural Oncology, Inc. and Vicki L. Goodman.

19.1*	Insider Trading Policy of Mural Oncology, Inc.

21.1*	List of subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#	Mural Oncology plc Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

MURAL ONCOLOGY PLC

Date: March 11, 2025	By:	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Caroline Loew	Director and Chief Executive Officer	March 11, 2025
Caroline Loew, Ph.D.	(Principal Executive Officer)

/s/ Adam Cutler	Chief Financial Officer	March 11, 2025
Adam Cutler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Jackson	Chairman of the Board of Directors	March 11, 2025
Scott Jackson, MBA

/s/ Francis Cuss	Director	March 11, 2025
Francis Cuss, M.B., B.Chir., FRCP

/s/ George Golumbeski	Director	March 11, 2025
George Golumbeski, Ph.D.

/s/ Benjamin Hickey	Director	March 11, 2025
Benjamin Hickey, MBA

/s/ Sachiyo Minegishi	Director	March 11, 2025
Sachiyo Minegishi, MBA