Form 10-Q
period 2025-03-31
Mural Oncology plc
filed 2025-05-14
CIK 1971543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 17,268,881 ordinary shares, nominal value $0.01 per share, outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report include statements about, among other things:

•
the outcome of our exploration of strategic alternatives and our ability to consummate any such transaction;
•
our post-Separation (as defined below) relationships with Alkermes plc (the “Former Parent” or “Alkermes”), third parties, collaborators and our employees;
•
our ability to efficiently discover and develop product candidates;
•
our ability and the potential of third parties to successfully manufacture our drug substances and product candidates;
•
the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates;
•
our ability to obtain funding for our operations necessary to complete further development of our product candidates;
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
our financial performance;
•
regulatory developments in the U.S. and relevant non-U.S. countries and the impact of U.S. and non-U.S. laws and regulations;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our ability to manufacture, or have manufactured, our products or product candidates;
•
the success of competing therapies that are or may become available;
•
our ability to attract and retain key management personnel;
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

Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “Mural,” “the Company,” “we,” “our,” “us” or similar terms refer to Mural Oncology plc, together with its consolidated subsidiaries.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. These risks include, but are not limited to, the following:

•
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences. Even if we successfully consummate any transaction from our strategic evaluation, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
•
Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
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
•
Delays or difficulties in the enrollment of patients in any future clinical trials could cause our clinical development activities to be delayed or otherwise adversely affected, which could materially impact our business.
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
•
The regulatory approval process for any future product candidates will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,682	$115,462
Marketable securities	1,000	28,923
Receivable from Former Parent	55	51
Prepaid expenses	9,203	7,676
Other current assets	711	805
Total current assets	117,651	152,917
Property and equipment, net	6,879	7,715
Right-of-use assets	5,577	6,783
Restricted cash	1,969	1,969
Other assets	3	10
TOTAL ASSETS	$132,079	$169,394
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,882	$2,056
Accrued expenses	15,291	18,534
Operating lease liabilities—short-term	5,980	5,560
Other current liabilities	—	45
Total current liabilities	23,153	26,195
Operating lease liabilities—long-term	804	2,462
Other liabilities	235	235
Total liabilities	24,192	28,892
Commitments and contingencies (Note 10)
Preferred shares, nominal value $0.01; 50,000,000 shares authorized at March 31, 2025 and December 31, 2025; no shares issued or outstanding at March 31, 2025 or December 31, 2024	—	—
Ordinary shares, nominal value $0.01; 450,000,000 ordinary shares authorized at March 31, 2025 and December 31, 2024; 17,264,817 and 17,095,371 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	173	171
Additional paid-in capital	300,221	299,682
Unrealized gain on marketable securities	1	20
Accumulated deficit	(192,508)	(159,371)
Total equity	107,887	140,502
TOTAL LIABILITIES AND EQUITY	$132,079	$169,394

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands except share and per share amounts)
Operating expenses
Research and development	$27,425	$26,868
General and administrative	6,959	7,165
Total operating expenses	34,384	34,033
Operating loss	(34,384)	(34,033)
Other income	1,247	3,116
Net loss	$(33,137)	$(30,917)
Other comprehensive loss:
Unrealized loss on marketable securities	$(19)	$(74)
Other comprehensive loss	(19)	(74)
Comprehensive loss	$(33,156)	$(30,991)
Net loss per ordinary share - basic and diluted	$(1.93)	$(1.84)
Weighted average ordinary shares outstanding - basic and diluted	17,168,808	16,793,657

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2024	17,095,371	$171	$299,682	$20	$(159,371)	$140,502
Issuance of ordinary shares under employee share plans	169,446	2	26	—	—	28
Share-based compensation expense	—	—	513	—	—	513
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(33,137)	(33,137)
Balance, March 31, 2025	17,264,817	$173	$300,221	$1	$(192,508)	$107,887

	Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2023	16,689,740	$167	$294,507	$—	$(30,857)	$263,817
Issuance of ordinary shares under employee share plans	232,810	2	(2)	—	—	—
Share-based compensation expense	—	—	2,101	—	—	2,101
Unrealized loss on marketable securities	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(30,917)	(30,917)
Balance, March 31, 2024	16,922,550	$169	$296,606	$(74)	$(61,774)	$234,927

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,137)	$(30,917)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	851	846
Share-based compensation expense	513	2,199
Amortization of discount on marketable securities	(96)	—
Changes in assets and liabilities:
Receivable from Former Parent	(4)	3,653
Prepaid expenses	(1,527)	(5,089)
Other current assets	94	167
Right-of-use assets	1,206	1,329
Other assets	7	(77)
Accounts payable and accrued expenses	(3,422)	(7,926)
Operating lease liabilities	(1,238)	(1,523)
Other liabilities	(45)	—
Cash flows used in operating activities	(36,798)	(37,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(124,485)
Sales and maturities of marketable securities	28,000	—
Additions of property and equipment	(10)	(55)
Cash flows provided by (used in) investing activities	27,990	(124,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares under employee share plans	28	—
Cash flows provided by financing activities	28	—
Net decrease in cash, cash equivalents and restricted cash	(8,780)	(161,878)
Cash, cash equivalents and restricted cash—beginning of period	117,431	271,110
Cash, cash equivalents and restricted cash—end of period	$108,651	$109,232
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$5	$—
RECONCILIATION OF BALANCE SHEET TO STATEMENT OF CASH FLOWS:
Cash and cash equivalents	$106,682	$107,263
Restricted cash	1,969	1,969
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$108,651	$109,232

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Mural Oncology plc, an Irish public limited company, and its consolidated subsidiaries (“Mural” or the “Company”) is an oncology company that has focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging its core competencies in immune cell modulation and protein engineering, the Company developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers.

On March 25, 2025, the Company announced that, based on the interim analysis of results, its Phase 3 ARTISTRY-7 trial of nemvaleukin alfa (“nemvaleukin”) in combination with pembrolizumab did not achieve its primary endpoint of a statistically significant improvement in overall survival versus investigator’s choice chemotherapy. The Company also announced that ARTISTRY-7 would not continue to final analysis and the Company would cease development of nemvaleukin for platinum resistant ovarian cancer (“PROC”). On April 15, 2025, the Company announced that following review of data from its Phase 2 ARTISTRY-6 trial of nemvaleukin in mucosal and cutaneous melanoma and the previously announced results from the ARTISTRY-7 trial, the Company was discontinuing all clinical development of nemvaleukin and planned to immediately commence an exploration of strategic alternatives focused on maximizing shareholder value. See Note 14, Subsequent Events, for additional information.

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

The Separation

On November 2, 2022, Alkermes plc, an Irish public limited company, and its consolidated subsidiaries’ (the “Former Parent” or “Alkermes”) announced its intent, as approved by its board of directors, to explore the separation of the Former Parent’s oncology business from the Former Parent’s neuroscience business on November 15, 2023 (the “Separation”) and the creation of the Company, as a result of the Distribution (as defined below), as an independent, publicly traded company, which holds the assets, liabilities, and operations associated with the oncology business.

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

The Company and the Former Parent entered into two transition services agreements, pursuant to one of which (the “Alkermes Services Agreement”) the Former Parent and its subsidiaries agreed to provide, on an interim, transitional basis, various services to the Company, and the second of which (the “Mural Services Agreement”) the Company and its subsidiaries agreed to provide certain services to the Former Parent, in each case for a term of two years following the Separation, unless earlier terminated in accordance with the terms of the applicable agreement. The Alkermes Services Agreement terminated on March 31, 2025, upon completion of all services to be provided pursuant to this agreement. The Mural Services Agreement terminated on January 31, 2024, upon completion of all services to be provided pursuant to this agreement.

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

Since its inception, the Company has generated operating losses and negative cash flows from operations and expects to continue to incur operating losses and negative cash flows for the foreseeable future. To date, the Company has funded its operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent in the fourth quarter of 2023, at the time of the Separation. The Company’s ability to continue development of its product candidates is dependent on its ability to raise additional funding. The Company’s existing cash, cash equivalents, and marketable securities of $107.7 million as of March 31, 2025 will not be sufficient to fund continued development of its product candidates and at the same time meet its existing obligations.

In the first quarter of 2025, the Company announced that it would cease development of nemvaleukin for PROC following a review of the interim analysis of the data from its ARTISTRY-7 trial. In the second quarter of 2025, the Company further announced that it would cease all remaining clinical development of nemvaleukin, that it was reducing the Company’s workforce by approximately 90%, and that it would immediately commence the exploration of strategic alternatives focused on maximizing shareholder value. As of March 31, 2025, the Company does not have a strategic alternative under development. See Note 14, Subsequent Events, for additional information.

The strategic alternatives being explored include, but are not limited to, an offer for acquisition of the Company, merger, business combination, or other transaction. While the Company has not set a timetable for completion of this process, further updates and developments will be disclosed as appropriate or where necessary under regulatory requirements. There can be no assurance that the exploration of strategic alternatives will result in the Company pursuing a transaction or that any acquisition or other transaction involving the Company will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

For the four-year period beginning two years before and ending two years after the Distribution, the Company is prohibited under the tax matters agreement with the Former Parent from taking or failing to take actions that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), which may limit for a period of time its ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions.

Although following discontinuation of the clinical development of nemvaleukin and the related reduction in force, the Company will have sufficient cash to fund its operations for the next twelve months from the date this Quarterly Report is issued, there can be no assurance that a strategic transaction will be completed and the Company’s board of directors may decide to pursue a dissolution and liquidation of the Company, amongst other alternatives. Due to the inherent uncertainty in the timing and cost of potential strategic alternatives, including impact on its cash consumption, the Company has concluded that as of the date of this Quarterly Report there is substantial doubt about its ability to continue as a going concern. If the Company is unable to raise additional funds when needed or enter into a transaction, the Company may be required to delay, limit, reduce or terminate its strategic process.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications that may result from the outcome of the uncertainties described above.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mural Oncology plc and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and accounts within the Company have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2024. The year-end condensed consolidated balance sheet data, which are presented for comparative purposes, were derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2024 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”). The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments and methodologies including, but not limited to, those related to allocation of corporate expenses, accrued research and development expenses, the impairment of long-lived assets, measurement of share-based compensation, leases, and income taxes including the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 are consistent with those discussed herein and in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K.

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

3. Cash, Cash Equivalents and Marketable Securities

As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $106.7 million and $115.5 million, respectively, and marketable securities of $1.0 million and $28.9 million, respectively. In addition, the Company had a long-term restricted cash balance of $2.0 million as of each of March 31, 2025 and December 31, 2024, which was restricted for a letter of credit and for use pertaining to corporate credit cards. See Note 7, Leases, for additional information regarding the letter of credit.

Cash and cash equivalents are carried at cost, which approximates fair market value. Marketable securities are classified as available for sale and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive gain (loss), a component of equity. All of the realized gains and losses on the sale of these marketable securities are determined using the specific identification method. There were no realized gains or losses as of March 31, 2025 or December 31, 2024. Aggregated by investment category, there were no marketable securities in an unrealized loss position as of March 31, 2025 or December 31, 2024.

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

Marketable securities, all of which had maturities of less than one year, consisted of the following:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
U.S. government agency and treasury securities	$999	$1	$—	$1,000
Total marketable securities	$999	$1	$—	$1,000

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
U.S. government agency and treasury securities	$28,903	$20	$—	$28,923
Total marketable securities	$28,903	$20	$—	$28,923

4. Fair Value

The following tables present information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2025 and December 31, 2024. The Company’s marketable securities classified as Level 2 within the fair value hierarchy were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The Company validated the prices developed using the market-observable data by obtaining market values from other pricing sources and confirming that the relevant markets were active. The fair value of these financial assets was determined based on three levels of input as follows:

•
Level 1 - Quoted prices in active markets for identical assets;
•
Level 2 - Observable inputs other than quoted prices in active markets; and
•
Level 3 - Unobservable inputs.

(in thousands)	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$106,253	$106,253	$—	$—
Marketable securities:
U.S. government agency and treasury securities	1,000	—	1,000	—
Total	$107,253	$106,253	$1,000	$—

(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$114,944	$114,944	$—	$—
Marketable securities:
U.S. government agency and treasury securities	28,923	—	28,923	—
Total	$143,867	$114,944	$28,923	$—

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Furniture, fixtures and equipment	$21,513	$21,513
Leasehold improvements	23,228	23,228
Construction in progress	15	—
Subtotal	44,756	44,741
Less: accumulated depreciation	(37,877)	(37,026)
Total property and equipment, net	$6,879	$7,715

Depreciation expense was $0.9 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued external research and development services	$12,125	$9,332
Accrued general and administrative	2,193	1,026
Accrued compensation	921	8,111
Accrued other	52	65
Total accrued expenses	$15,291	$18,534

7. Leases

The Company’s only lease as of March 31, 2025 and December 31, 2024 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, the Company also has the ability to sub-lease its corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The lease extension commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period, which the Company is not reasonably certain to exercise.

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

As of the three months ended March 31, 2025 and 2024, the incremental borrowing rate for the Winter Street Lease was 3.52%. As of March 31, 2025, the remaining term for the Winter Street Lease was 1.6 years. Cash paid for amounts included in the measurement of lease liabilities is included within cash flows from operating activities. During each of the three months ended March 31, 2025 and 2024, cash paid by the Company for amounts included for the measurement of lease liabilities was $1.6 million.

The following table summarizes the effect of lease costs in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Operating lease cost	$1,280	$1,406
Variable lease cost	590	1,235
Total lease cost	$1,870	$2,641

Future lease payments under non-cancelable leases as of March 31, 2025 consisted of the following:

(in thousands)	March 31, 2025
Remainder of 2025	$4,459
2026	2,484
Total operating lease payments	$6,943
Less: imputed interest	(159)
Total operating lease liabilities	$6,784

8. Equity

At-the-Market Offering

On March 11, 2025, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, ordinary shares having an aggregate offering price of up to $75.0 million in an “at-the-market” offering (the “ATM Offering”) through Jefferies as sales agent. The Company has no obligation to sell any shares under the Sale Agreement. The Company agreed to pay Jefferies aggregate compensation for its services of three percent of the gross sales price per share sold under the Sale Agreement. No shares have been issued or sold under the ATM Offering though March 31, 2025.

2023 Stock Option and Incentive Plan

The Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”), which became effective on October 30, 2023, provides for the grant of up to 5,854,768 of the Company’s ordinary shares. The 2023 Plan allows the Company to make equity-based and cash-based incentive awards such as stock options, share appreciation rights, Restricted Share Units (“RSUs”), restricted share awards, unrestricted share awards, cash-based awards, and dividend equivalent rights to officers, employees, non-employee directors, and consultants, subject to the provisions of the 2023 Plan.

The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will be automatically increased on January 1, 2025, and each January 1 thereafter, in an amount equal to (i) 5% of the outstanding number of the Company’s ordinary shares on the immediately preceding December 31, or (ii) such lesser number of shares as determined by the 2023 Plan Administrator. The ordinary shares underlying any awards under the 2023 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2023 Plan. At March 31, 2025, 724,795 ordinary shares were reserved and available for issuance under the 2023 Plan.

2023 Employee Stock Purchase Plan

The Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) became effective on October 30, 2023. The ESPP reserves and authorizes the issuance of up to a total of 200,000 of the Company’s ordinary shares to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 100,000 ordinary shares, (ii) 1% of the outstanding number of ordinary shares on the immediately preceding December 31, or (iii) such lesser number of ordinary shares as determined by the administrator of the ESPP.

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

The ordinary shares underlying any awards under the 2024 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2024 Plan. At March 31, 2025, 7,700 ordinary shares were reserved and available for issuance under the 2024 Plan.

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

Stock Plan Activity

The following average assumptions were used to estimate the fair value of stock options granted by the Company during the three months ended March 31, 2025 using the Black-Scholes option pricing model:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Risk-free interest rate	4.1% - 4.5%	4.1%
Dividend rate	0%	0%
Expected volatility	79% - 95%	87.4%
Expected life (years)	4.3 - 8.0	6.2

A summary of stock option activity under the 2023 Plan and the 2024 Plan for the three months ended March 31, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	2,861,654	$4.54
Granted	897,056	$3.42
Cancelled/forfeited	(25,135)	$4.39
Exercised	(7,839)	$3.59
Options outstanding at March 31, 2025	3,725,736	$4.28
Options exercisable at March 31, 2025	1,594,347	$4.60

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $2.69 and $4.05, respectively.

At March 31, 2025, there were 2.9 million stock options vested or expected to vest, with a weighted average exercise price of $4.37 per share, a weighted average contractual remaining life of 7.6 years and an aggregate intrinsic value of $0. At March 31, 2025, the aggregate intrinsic value of stock options exercisable was $0 with a weighted average remaining contractual term of 6.4 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At March 31, 2025, there was $2.1 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

A summary of RSU activity under the 2023 Plan and the 2024 Plan for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested outstanding at December 31, 2024	835,453	$4.54
Granted	451,294	$4.65
Vested	(161,607)	$4.63
Cancelled/forfeited	(3,680)	$3.74
Unvested outstanding at March 31, 2025	1,121,460	$4.57

The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2025 and 2024 was $4.65 and $5.34, respectively. At March 31, 2025, there was $1.5 million of unrecognized share-based compensation expense related to unvested RSUs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

The following table represents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$222	$1,066
General and administrative	291	1,133
Total share-based compensation expense	$513	$2,199

9. Income Taxes

During each of the three months ended March 31, 2025 and 2024, the Company recorded no income tax provision related to its U.S. entity. The income tax provision was primarily due to the capitalization and amortization of R&D expenses in accordance with Section 174 of the Code. The provision was calculated on a separate return basis and is not necessarily representative of the tax provision that may arise in the future. Net operating losses previously reported by the Former Parent did not carry over to the Company after the Separation.

On a quarterly basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to determine the recoverability of such deferred tax assets. In the first quarter of 2025, the Company reassessed the valuation allowance and considered all positive and negative evidence, including its cumulative losses over the year ended December 31, 2024 and the three months ended March 31, 2025 and concluded that it should maintain the valuation allowance on its Irish net operating losses and other Irish and U.S. deferred tax assets as of March 31, 2025.

10. Commitments and Contingencies

The Company, from time to time, may be involved with lawsuits arising in the ordinary course of business. The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows.

In the normal course of business, the Company contracts with third parties for preclinical, clinical and other research and development services. These contracts generally do not contain minimum purchase commitments and are cancellable upon notice by the Company. The Company has, however, entered into agreements with contract manufacturing organizations that include noncancellable costs or that may be subject to cancellation fees. As of March 31, 2025, open purchase commitments for such noncancellable contract manufacturing costs totaled approximately $8.3 million.

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

As of March 31, 2025 and 2024, the number of ordinary shares underlying potentially dilutive securities consist of:

	March 31,
	2025	2024
Options to purchase ordinary shares	3,725,736	3,369,902
Restricted share units	1,121,460	988,097
Total	4,847,196	4,357,999

12. Related Parties

See Note 1, Organization and Description of Business, for details of the Company’s cash and financing arrangements. As of the date these unaudited condensed consolidated financial statements were available for issuance, there were no existing intercompany debt or other financing agreements in place with the Former Parent. As of each of March 31, 2025 and December 31, 2024, the Company had a receivable from the Former Parent of $0.1 million pursuant to the transition services agreements.

As of the date of the Separation, the Former Parent was no longer a related party to the Company.

13. Segment information

The Company operates as one operating and reportable segment, which is an oncology company that has focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. The Company discloses information about its operating segment based on management’s consideration of the business as one segment for making operating decisions and assessing financial performance. The accounting policies of the operating segment are described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies. As the Company operates as one operating and reportable segment, intra-entity sales and intra-entity transfers, if any, among legal entities within the segment do not impact segment expenses or segment assets.

The Company’s Chief Operating Decision Maker (“CODM”), is the Chief Executive Officer. The CODM reviews the Company’s operating results on an aggregate basis and manages the Company’s operations on a consolidated basis as a single operating unit. The CODM assesses performance for the segment and decides how to allocate resources based on net loss. The CODM is regularly provided information on net loss and uses this information to evaluate the resources allocated to the development or commercialization of the Company’s product candidates, its operations, and its other activities, as well as to monitor budget versus actual results.

A reconciliation of the Company’s significant segment expenses to net loss is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
External R&D program expenses:
ARTISTRY-6	$4,229	$2,036
ARTISTRY-7	3,309	7,097
Early discovery programs	2,866	602
Other external R&D program expenses(1)	7,570	5,338
Total external R&D program expenses	17,974	15,073
Internal R&D expenses:
Employee-related	7,478	9,114
Other internal R&D expenses(2)	1,973	2,681
Total internal R&D expenses	9,451	11,795
Total R&D expenses	27,425	26,868
G&A expenses:
Employee-related	2,782	4,160
Other G&A expenses(3)	4,177	3,005
Total G&A expenses	6,959	7,165
Other segment (income) expense(4)	(1,247)	(3,116)
Segment net loss	$33,137	$30,917

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

14. Subsequent Events

On April 14, 2025, the board of directors of the Company determined to discontinue all clinical development of nemvaleukin and, in connection with such decision, approved a reduction in the Company’s workforce by approximately 104 positions, or approximately 90% (the “Reduction”). The Company expects to substantially complete the Reduction by the end of the second quarter of 2025. The Company expects to incur costs of approximately $9.0 million to $10.0 million related to the Reduction, primarily consisting of severance payments and employee benefit costs. Additionally, the Company expects to incur $2.0 million to $4.0 million in non-cash impairment charges associated with property and equipment expected to be sold or otherwise disposed of. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Reduction. The costs related to the Reduction are expected to be substantially incurred in the second quarter of 2025. The estimated costs that the Company expects to incur and the estimated timing to complete the Reduction and for the incurrence of the costs are subject to a number of assumptions, and actual results may differ materially from these estimates.

Following the decision to discontinue all clinical development of nemvaleukin, the Company announced that it intends to immediately commence the exploration of strategic alternatives focused on maximizing shareholder value. The Company has engaged Lucid Capital Markets, LLC to act as its financial advisor in connection with the exploration of strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in the Company pursuing a transaction or that any acquisition or other transaction involving the Company will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”). This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors” appearing elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the Securities and Exchange Commission (the “SEC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are an oncology company that has focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), was an investigational, engineered cytokine fusion protein that selectively binds to the intermediate-affinity interleukin-2 (“IL-2”) receptor. In addition to nemvaleukin, we have also developed engineered therapies targeting the interleukin-18 (“IL-18”) and interleukin-12 (“IL-12”) pathways, which have demonstrated therapeutic potential in third-party preclinical and clinical studies.

On March 25, 2025, we announced that, based on the interim analysis of results from our Phase 3 ARTISTRY-7 trial of nemvaleukin in combination with pembrolizumab did not achieve its primary endpoint of a statistically significant improvement in overall survival versus investigator’s choice chemotherapy. We also announced that the ARTISTRY-7 trial would not continue to final analysis and we would cease development of nemvaleukin for platinum resistant ovarian cancer. On April 15, 2025, we announced that following review of data from the Phase 2 ARTISTRY-6 trial of nemvaleukin in mucosal and cutaneous melanoma and the previously announced results from the ARTISTRY-7 trial, we were discontinuing all clinical development of nemvaleukin and planned to immediately commence an exploration of strategic alternatives focused on maximizing shareholder value. See Note 14, Subsequent Events, in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report for additional information.

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

We and the Former Parent entered into two transition services agreements, pursuant to one of which (the “Alkermes Services Agreement”) the Former Parent and its subsidiaries agreed to provide, on an interim, transitional basis, various services to us, and the second of which (the “Mural Services Agreement”) we and our subsidiaries agreed to provide certain services to the Former Parent, in each case for a term of two years following the Separation, unless earlier terminated in accordance with the terms of the applicable agreement. The Alkermes Services Agreement terminated on March 31, 2025, upon completion of all services to be provided pursuant to this agreement. The Mural Services Agreement terminated on January 31, 2024, upon completion of all services to be provided pursuant to this agreement.

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

Going Concern

We have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that financial statements are issued.

Since our inception, we have generated operating losses and negative cash flows from operations and expect to continue to incur operating losses and negative cash flows for the foreseeable future. To date, we have funded our operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent in the fourth quarter of 2023, at the time of the Separation. Our ability to develop product candidates is dependent on our ability to raise additional funding. Our existing cash, cash equivalents, and marketable securities of $107.7 million as of March 31, 2025 will not be sufficient to fund continued development of our existing candidates and at the same time meet our existing obligations.

In the first quarter of 2025, we announced that we would cease development of nemvaleukin for PROC after the interim analysis of data from the ARTISTRY-7 trial showed that the trial failed to meet its preliminary endpoint. In the second quarter of 2025, we further announced that it would cease all remaining clinical development of nemvaleukin, that we were reducing our workforce by approximately 90%, and that we would immediately commence the exploration of strategic alternatives focused on maximizing shareholder value. As of March 31, 2025, we do not have a strategic alternative under development.

The strategic alternatives being explored include, but are not limited to, an offer for acquisition of us, merger, business combination, or other transaction. While we have not set a timetable for completion of this process, further updates and developments will be disclosed as appropriate or where necessary under regulatory requirements. There can be no assurance that the exploration of strategic alternatives will result in us pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

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

Although following discontinuation of clinical development of nemvaleukin and the related reduction in force, we believe we will have sufficient cash to fund operations for the next twelve months from the date this Quarterly Report is issued, there can be no assurance that a strategic transaction will be completed and our board of directors may decide to pursue a dissolution and liquidation, amongst other alternatives. Due to the inherent uncertainty in the timing and cost of potential strategic alternatives, including impact on our cash consumption, we have concluded that as of the date of this Quarterly Report there is substantial doubt about our ability to continue as a going concern. If we are unable to raise additional funds when needed or enter into a transaction, we may be required to delay, limit, reduce or terminate our strategic process.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications that may result from the outcome of the uncertainties described above.

Components of Results of Operations

The following discussion summarizes the key factors we believe are necessary for an understanding of our unaudited condensed consolidated financial statements.

Revenue

Through March 31, 2025, we have not recognized any revenue and do not expect to generate substantial product revenue in the near future, if at all, as we do not currently have an approved product. If our development efforts for our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Research and Development Expenses

The following table sets forth our R&D expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.3	$0.1	$0.2
ARTISTRY-2	—	—	—
ARTISTRY-3	—	0.6	(0.6)
ARTISTRY-6	4.2	2.0	2.2
ARTISTRY-7	3.3	7.1	(3.8)
Other program spend	5.3	3.2	2.1
Early discovery programs	2.9	0.6	2.3
Other external R&D expenses	1.9	1.5	0.4
Total external R&D expenses	17.9	15.1	2.8
Internal R&D expenses:
Employee-related	7.5	9.1	(1.6)
Occupancy	1.7	2.4	(0.7)
Depreciation	0.3	0.3	—
Total internal R&D expenses	9.5	11.8	(2.3)
Research and development expenses	$27.4	$26.9	$0.5

The increase in R&D expenses in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to increased spend on early discovery programs and on the ARTISTRY-6 trial as well as other program spend, partially offset by decreased spend on the ARTISTRY-7 trial due to the timing of patient enrollment and by decreased employee-related expenses including decreased share-based compensation expense.

General and Administrative Expenses

The following table sets forth our G&A expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
General and administrative expense	$7.0	$7.2	$(0.2)

G&A expense in the three months ended March 31, 2025 remained flat as compared to the three months ended March 31, 2024 as decreased employee-related expenses, including decreased share-based compensation expense, were offset by increased professional fees and other expenses.

Other Income

The following table sets forth our other income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Other income	$1.2	$3.1	$(1.9)

Other income in the three months ended March 31, 2025 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

Liquidity and Capital Resources

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

Funding Requirements

Should we further pursue the development of product candidates, we expect to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we:

•
advance our product candidates into preclinical and clinical development;
•
advance our IL-18 and IL-12 programs towards clinical development;
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

We believe, based on our operating plan, that our cash, cash equivalents and marketable securities as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. There is substantial doubt about our ability to continue as a going concern. See section titled Going Concern, above.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. The scope of our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, progress, results and costs of researching and developing any product candidates, and conducting preclinical studies and clinical trials;
•
the costs, timing and outcome of regulatory review of any product candidates;
•
the cost and timing of hiring new employees to support our growth;
•
the cost of establishing sales, marketing and distribution capabilities if any of our product candidates receive regulatory approval;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•
the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our future product candidates or products, if any.

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

At-the-Market Offering

On March 11, 2025, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time at our sole discretion, ordinary shares, having an aggregate offering price of up to $75.0 million in an “at-the-market” offering (the “ATM Offering”) through Jefferies as sales agent. We have no obligation to sell any shares under the Sale Agreement. We agreed to pay Jefferies aggregate compensation for its services of three percent of the gross sales price per share sold under the Sale Agreement. No shares have been issued or sold under the ATM Offering though March 31, 2025.

Cash Flows

As the Former Parent managed our cash and financing arrangements prior to the Separation, excess cash generated, if any, was deemed remitted to the Former Parent and all sources of cash were deemed funded by the Former Parent. The following table summarizes our cash flow activity:

	Three Months Ended March 31,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash, beginning of period	$117.4	$271.1
Cash flows used in operating activities	$(36.8)	$(37.3)
Cash flows provided by (used in) investing activities	$28.0	$(124.6)
Cash, cash equivalents and restricted cash, end of period	$108.6	$109.2

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $36.8 million which was primarily the result of our net loss of $33.1 million and a decrease of $3.4 million in accounts payable and accrued expenses. The most significant non-cash charge we incurred was depreciation expense of $0.9 million. We used $4.9 million in cash from working capital, primarily related to a $3.4 million decrease in accounts payable and accrued expenses and a $1.5 million increase in prepaid expenses.

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

Investing Activities

Net cash provided by investing activities was $28.0 million for the three months ended March 31, 2025, which was primarily due to the sales and maturities of marketable securities.

Net cash used in investing activities was $124.5 million for the three months ended March 31, 2024, which was primarily due to the purchase of marketable securities.

Contractual Obligations and Commitments

Our only lease as of March 31, 2025 and December 31, 2024 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, we also have the ability to sub-lease our corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The extension term commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the Winter Street Lease for an additional five-year period, which we are not reasonably certain to exercise.

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

As of March 31, 2025, the remaining contractual operating lease liability associated with the Winter Street Lease was $6.8 million. For additional information on our operating lease, see Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to allocation of corporate expenses, accrued research and development expenses, share-based compensation expense, leases and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

Transition From the Former Parent and Costs to Operate as an Independent Company

Following the Separation, we entered into transition services agreements with the Former Parent that will provide us with certain services and resources for an initial term of two years following the Separation. Historically, the Former Parent provided our business with significant corporate and shared services and resources related to corporate functions such as finance, human resources, internal audit, research and development, financial reporting, and information technology, which we refer to collectively as the “Alkermes Services.” We pay the Former Parent fees for the Alkermes Services under the transition services agreements, which fees are based on the Former Parent’s cost of providing the Alkermes Services. These transition services agreements have allowed us to operate our business independently prior to establishing a standalone infrastructure. During the transition from the Former Parent, we have incurred non-recurring expenses to establish and expand our infrastructure.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Evaluation of Strategic Alternatives and Potential Wind Down

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In April 2025, we announced that following review of data from our Phase 2 ARTISTRY-6 trial in melanoma and previously announced results from the Phase 3 ARTISTRY-7 trial in platinum-resistant ovarian cancer, we were discontinuing all clinical development of nemvaleukin alfa and commencing an exploration of strategic alternatives focused on maximizing shareholder value. We plan to explore potential strategic alternatives including, but not limited to, an offer for or other acquisition of the company, merger, business combination, or other transaction. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value or that we will make any cash distributions to our shareholders.

The process of evaluating these strategic options may be very costly, time-consuming and complex and we expect to incur significant costs related to this evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. Further, should we resume the development of nemvaleukin alfa, the development and any potential commercialization of nemvaleukin alfa will require substantial additional cash to fund the costs associated with conducting the necessary clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of nemvaleukin alfa or any of our other product candidates and may attribute little or no value, in such a transaction, to those product candidates.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business.

Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining shareholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our shareholders.

If we are not successful in identifying a strategic alternative or if our plans are not executed in a timely fashion, this may cause reputational harm with our shareholders and the value of our ordinary shares may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our business could cause our share price to fluctuate significantly.

Even if we successfully consummate any transaction from our strategic evaluation, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our pursuit of strategic alternatives, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner and our ability to generate future shareholder value. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation, we would be required under Irish law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our ordinary shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce by approximately 90%, which is expected to be completed by the end of the second quarter of 2025. The strategic review process is supported by our experience at the board of directors, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In April 2025, our board of directors determined to discontinue all clinical development of nemvaleukin alfa and, in connection with such decision, approved a reduction in our workforce of approximately 104 positions, or approximately 90%. We expects to incur personnel-related restructuring charges of approximately $9.0 million to $10.0 million related to such reduction in our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. Our future financial performance and, should we resume development, our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the Securities and Exchange Commission (the “SEC”). We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and our ability to consummate a potential strategic transaction.

Risks Related to Our Financial Position and Capital Needs

Because we have a limited operating history as a standalone company, valuing our business and predicting our prospects is challenging.

Historically and through the date of our Separation from Alkermes plc (the “Former Parent” or “Alkermes”), our business was conducted by the Former Parent. As a result, we have a limited operating history as a standalone company. The conduct of our business by the Former Parent prior to the Separation and our operations to date have focused primarily on organizing and staffing our company, business planning, identifying potential product candidates, and conducting clinical trials and preclinical studies for our product candidates. We have not yet demonstrated an independent ability to successfully complete any registrational clinical trials, obtain regulatory approvals, manufacture a clinical- or commercial-scale product, or conduct the sales and marketing activities necessary for successful product commercialization. Following the Separation, the Former Parent continued to provide some of these functions to us for a specified time period, as described in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements included elsewhere in this Quarterly Report. We have made investments to replicate or outsource from other providers certain manufacturing facilities, systems, infrastructure and personnel to which we no longer have access following our Separation from the Former Parent. Our initiatives to develop an independent ability to operate without access to the Former Parent’s existing operational and administrative infrastructure will include implementation costs. Consequently, any predictions made about our future success or viability in the development and commercialization of biopharmaceutical products may not be as accurate as they could have been if we had a history of successfully developing and commercializing biopharmaceutical products. We expect our operating and financial results to be subject to frequent fluctuations. We have encountered and expect to continue to encounter challenges frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully navigate such challenges independently. If we do not address the challenges we face successfully, our business, prospects, financial condition and results of operations may be materially harmed.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

We will require substantial funds to support our continued operations. We have incurred significant operating losses and negative cash flows from operations since our inception. We anticipate that we will continue to incur significant operating losses. Our ability to develop drug candidates is dependent on our ability to raise additional funding and our existing cash, cash equivalents, and marketable securities of $107.7 million as of March 31, 2025, will not be sufficient to fund continued development of our existing candidates and at the same time meet our existing obligations. The strategic alternatives being explored include, but are not limited to, an offer for or other acquisition of us, merger, business combination, or other transaction. While we have not set a timetable for completion of this process, further updates and developments will be disclosed as appropriate or where necessary under regulatory requirements. There can be no assurance that the exploration of strategic alternatives will result in us pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

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

To date, we have not generated any revenue from our product candidates or product sales, we do not expect to generate any revenue from the sale of products for a number of years and we may never generate revenue from the sale of products. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

•
successfully initiate and complete clinical trials for any product candidates;
•
successfully enroll subjects in, and complete any future clinical trials;
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

Our business has incurred operating losses to date due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations and we have not yet generated any revenue as a standalone company, nor did our business generate any revenue when operated by the Former Parent. If our product candidates are not successfully developed and approved, we may never generate any product revenue from product sales. Our net losses for the three months ended March 31, 2025 and 2024 were $33.1 million and $30.9 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we incur additional costs associated with operating as an independent public company. If we obtain marketing and regulatory approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

As of March 31, 2025, our cash, cash equivalents and marketable securities were $107.7 million. While we recently made the decision to discontinue development of nemvaleukin and are not currently developing product candidates, if we resume development of nemvaleukin, we will require significant additional funding to advance our product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing products, and establishing marketing and sales capabilities to commercialize our product candidates. Conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that can take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any product candidates, if approved, may not achieve commercial success. Subject to the outcome of our exploration of strategic alternatives, we believe that, based on our current operating plan, our cash and cash equivalents as of March 31, 2025 will enable us to fund our operating expenses for at least twelve months following the date of this Quarterly Report on Form 10-Q. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we anticipate.

Adverse developments affecting the financial services industry could adversely affect our business operations and our financial condition and results of operations.

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

Our business depends heavily on the successful execution of our clinical development plan, regulatory approvals and commercialization of our product candidates. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that such product candidate is safe and effective for use in humans. Designing, conducting, and completing a clinical development program is complex and expensive and can take many years to complete, and its outcome is inherently uncertain and our clinical development efforts may fail. For example, in April 2025, following a review of data from our Phase 2 ARTISTRY-6 trial in melanoma and our Phase 3 ARTISTRY-7 trial in platinum-resistant ovarian cancer, we determined to discontinue all clinical development of nemvaleukin alfa (“nemvaleukin”), which had been our lead product candidate. Prior to that determination, we had incurred substantial expenses for preclinical testing, clinical trials, and other activities related to our clinical development programs.

We may be unable to establish clinical outcomes that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing as occurred in our ARTISTRY-6 and ARTISTRY-7 trials of nemvaleukin. Any future product candidates will require substantial additional development and testing, and regulatory approvals, prior to commercialization.

Each product candidate must demonstrate an adequate benefit-risk profile for its intended use in its intended patient population. In some instances, significant variability in safety or efficacy appear in different clinical studies of the same product candidate due to numerous factors, including changes in study protocols, differences in the number and characteristics of the enrolled subjects, variations in the dosing regimen and other clinical study parameters or the dropout rate among study participants. Product candidates in later stages of clinical studies often fail to demonstrate adequate safety and efficacy despite promising preclinical testing and earlier clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical studies, as we experienced with nemvaleukin. Most product candidates that begin clinical studies are never approved for commercialization by regulatory authorities.

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

We may experience delays in initiating or completing clinical trials and preparing for regulatory submissions. We also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that could delay or prevent our ability to develop product candidates or receive marketing approval or commercialize product candidates, including:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such clinical trials are being conducted, or the FDA, EMA or comparable regulatory authorities, or recommended for suspension or termination by the Independent Data Monitoring Committee for such clinical trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA, EMA or comparable non-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or changes in treatment standards that could impact the relevance of our clinical trial. Clinical trials of any product candidates may fail to show acceptable safety or efficacy or produce negative or inconclusive results, as was the case with respect to the efficacy results from our ARTISTRY-6 and ARTISTRY-7 trials of nemvaleukin, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or comparable non-U.S. regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials. Regulatory authorities also may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials, including if subsequent changes in standard of care impact the appropriateness of the design of our clinical trials.

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

Clinical trials are expensive, and our operational, development and research and development costs would increase if we experienced delays in clinical testing or marketing approvals. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize any product candidates and harming our business and results of operations.

Delays or difficulties in the enrollment of patients in any future clinical trials could cause our clinical development activities to be delayed or otherwise adversely affected, which could materially impact our business.

We may experience difficulties in patient enrollment in any future clinical trials we may initiate for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

In addition, any clinical trials would compete with other clinical trials for product candidates and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may need to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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

Our preclinical studies or early clinical trials of our product candidates, whether conducted by us or third parties, may not necessarily be predictive of the results of later clinical trials that we conduct. For example, despite promising results in our early clinical trials of nemvaleukin, our ARTISTRY-6 and ARTISTRY-7 trials failed to meet their primary endpoints. Similarly, even if we are able to complete our planned clinical trials of our product candidates, positive results from such clinical trials may not be replicated in our subsequent preclinical studies or clinical trials or in real-world results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face further setbacks for any future product candidates. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or comparable non-U.S. regulatory authority approval. Furthermore, the approval policies or regulations of the FDA, EMA or comparable non-U.S. regulatory authorities may significantly change in a manner that may render our clinical data insufficient for approval, which may lead to the FDA, EMA or comparable non-U.S. regulatory authorities delaying, limiting or denying approval of our product candidates.

Interim, “topline” and preliminary data from clinical trials may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.

From time to time, we may announce, publish or report preliminary, topline or interim data from our clinical trials. Such data are subject to the risk that one or more of the clinical outcomes may materially change as patients continue progressing through the study (for example, in oncology studies, a patient may progress from a complete or partial response to progressive disease), as patient enrollment continues and/or as more patient data become available, and such data may not be indicative of final data from such trials, data from future trials or real-world results. In addition, such data may remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary, topline or interim data disclosed. As a result, all preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse differences between preliminary, topline or interim data and final data could significantly harm our business, financial condition, cash flows and results of operations.

We may seek approval of our product candidates, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. Under the FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product that is granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit; and to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Prior to seeking accelerated approval of any of our product candidates, we would expect to seek feedback from the FDA and to otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue accelerated approval or any other form of expedited development, review or approval or that we will continue to pursue or apply for accelerated approval even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA could also require us to conduct further studies prior to considering our application or granting approval of any type. Thus, even if we seek to utilize the accelerated approval pathway for any future product candidates, we may not be able to obtain accelerated approval, and even if we do, that product may not experience a faster development or regulatory review or approval process. In addition, receiving accelerated approval does not ensure the product’s accelerated approval will eventually be converted to a traditional approval.

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

We conducted, and may in the future conduct, clinical trials for certain of our product candidates at sites outside the U.S. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the U.S. could subject us to additional delays and expense.

Prior to our discontinuation of clinical development of nemvaleukin, we conducted our clinical trials globally, including at sites outside the U.S. For example, we previously conducted or may in the future conduct clinical trials in Canada, Australia, South Korea, Poland, Spain, Taiwan, the United Kingdom (“UK”), Italy, Austria, Israel, Singapore, Germany, Belgium, Lithuania, the Czech Republic, Norway, Denmark, and France. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to certain conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

In addition, the conduct of clinical trials outside the U.S. could have a significant adverse impact on us or the trial results. Risks inherent in conducting international clinical trials include clinical practice patterns and standards of care that vary widely among countries; non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials; administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority frameworks; non-U.S. exchange rate fluctuations; and diminished protection of intellectual property in some countries. In addition, global economic or political unrest could result in delays in any future clinical trials we may conduct, or the ability of third parties on whom we rely to conduct our clinical trials in a timely manner. Any such delay could have an adverse impact on our business, financial condition and results of operations.

Side effects, serious adverse events, or other undesirable properties could arise from the use of our product candidates and, in turn, could delay or halt clinical trials, delay or prevent regulatory approval, result in a restrictive label for our products, if approved, or result in significant negative consequences following any marketing approval.

Undesirable side effects or serious adverse events caused by any product candidates we develop in the future could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a restrictive label for any approved products or the delay or denial of regulatory approval by the FDA or other comparable non-U.S. regulatory authorities.

Any related drug side effects or serious adverse events, or unforeseen side effects or serious adverse events in our clinical trials could affect clinical trial patient recruitment or the ability or desire of enrolled patients to complete the clinical trial, could result in suspension or termination of our clinical trials, or potential product liability claims.

Additionally, if any of future product candidates receive marketing approval, and we or others later identify undesirable side effects or serious adverse events caused by such product, a number of potentially significant consequences could result, including:

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

Preclinical development is uncertain. Our discovery-stage and preclinical programs may experience delays or may never advance to clinical trials.

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

If we were to decide to explore other therapeutic opportunities in addition to product candidates that we have previously developed, we may fail to identify or discover viable new product candidates for clinical development for a number of reasons. If we were to fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

Accordingly, there can be no assurance that we will ever be able to develop suitable future product candidates through internal research programs, which could materially adversely affect our future growth and prospects.

The regulatory approval process for any future product candidates will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

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

The manufacturing of biologics is complex and difficult and we and the third parties upon whom we have relied for manufacturing may experience production issues or interruptions for our product candidates, including raw material or starting material variability in terms of quality, cell line viability, productivity or stability issues, shortages of any kind, shipping, distribution, storage and supply chain failures, growth media contamination, equipment malfunctions, operator errors, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or “acts of God” that are beyond our control or the control of our third-party manufacturers and other third parties.

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

Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our preclinical or clinical development of any product candidates we may develop. If we were to successfully develop product candidates, we may encounter problems achieving adequate quantities and quality that meet FDA, EMA, or other comparable applicable non-U.S. standards or specifications with consistent and acceptable production yields and costs. Our ability to scale our manufacturing and maintain the manufacturing process at the same levels of quality and efficacy that we are currently manufacturing is yet to be established. If we or our third-party manufacturers are unable to scale our manufacturing at the same levels of quality and efficiency, we may not have sufficient supply for our clinical trials or commercial supply. A material shortage, contamination or manufacturing failure in the manufacture of any product candidates we may develop or other adverse impact or disruption in the commercial manufacturing or the production of clinical material could materially harm our development timelines and our business, financial condition, results of operations and prospects.

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

Following the discontinuation of the development of nemvaleukin, our business is highly dependent on the development of future product candidates, including our IL-18 and IL-12 programs, which may never advance to clinical-stage development. In April 2025, following a review of data from our Phase 2 ARTISTRY-6 trial in melanoma and our Phase 3 ARTISTRY-7 trial in platinum-resistant ovarian cancer, we determined to discontinue all clinical development of nemvaleukin, which had been our lead product candidate, which had a material impact on our business.

Commencing clinical trials in the U.S. is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. In the event that the FDA were to require us to complete additional preclinical studies or we were required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may have been delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. In addition, emerging data from other clinical trials and regulatory approvals of other product candidates could impact the acceptability of our clinical trial designs. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union (“EU”).

We may experience issues that require revisions to our trial design and trial protocols. We have had minimal interaction with the FDA or other regulatory authorities with respect to our IL-18 and IL-12 programs, and the FDA or other regulatory authorities may not agree with any development strategy or plans for such programs that we may develop in the future.

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

The FDA or other regulatory authorities may not agree with our regulatory approval strategies or components of our filings for any future products and may not approve, or may delay approval of, our products.

While we have discontinued all clinical development of nemvaleukin, we must obtain government approvals before marketing or selling any future products. The FDA in the U.S., and comparable regulatory authorities in other jurisdictions, impose substantial and rigorous requirements for the development, manufacture and commercialization of biological products, the satisfaction of which can take a significant number of years and can vary substantially based upon the type, complexity and novelty of the product.

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

Any failure to obtain, or delay in obtaining, regulatory approval for our future product candidates will prevent or delay their commercialization and could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, any failure to obtain, or delay in obtaining, approval for our future product candidates could have a material impact on our shareholders’ confidence in the strength of our development capabilities and/or our ability to generate significant revenue from our development program and could result in a significant decline in our share price.

Inadequate funding for the FDA, the SEC and other U.S. government agencies or the EMA or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Accordingly, if a prolonged government shutdown occurs, or if the views of the current presidential administration result in a change in its conception of the priorities of the FDA, SEC, and/or other federal regulatory agencies, including changes to such agencies’ employment levels, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our future product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-marketing information, including both U.S. federal and state requirements in the U.S. and requirements of comparable non-U.S. regulatory authorities.

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

Finally, the change in presidential administrations in 2025 has created substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

The sizes of the potential markets for our product candidates are difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.

The potential market opportunities for our product candidates are difficult to estimate and will ultimately depend on, among other things, the indications for which our product candidates are approved for sale, any products with which our product candidates are co-administered, the success of competing therapies and therapeutic approaches, acceptance by the medical community, patient access, product pricing, reimbursement and our ability to create meaningful value propositions for patients, prescribers and payors. Our estimates of the potential market opportunities for our product candidates are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.

We may seek certain designations for our product candidates, including Fast Track, Priority Review, and Breakthrough Therapy designations in the U.S., Innovative Licensing and Access Pathway in the UK, and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

The FDA may grant Fast Track designations (“FTD”) to a product candidate if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition. For products granted FTD, sponsors may have greater interactions with the FDA, and a sponsor can submit completed sections of its BLA on a rolling basis for review by the FDA rather than waiting until every section of the BLA is completed before the entire application can be reviewed.

We previously received FTD for nemvaleukin in mucosal melanoma and for nemvaleukin in combination with pembrolizumab for platinum-resistant ovarian cancer. The FDA may remove FTD based on the data announced in connection with our ARTISTRY-6 and ARTISTRY-7 trials. We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. We may seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months after the 60-day filing date of an original application, rather than the standard review period of ten months after the 60-day filing date of an original application.

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

The UK’s Medicines and Healthcare products Regulatory Agency (the “MHRA”) may also grant an Innovation Passport designation under the UK’s Innovative Licensing and Access Pathway (the “ILAP”). The ILAP aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. To access the ILAP, an applicant applies for an Innovation Passport designation. Once an Innovation Passport designation is granted, the MHRA and its partner agencies (including The All Wales Therapeutics and Toxicology Centre, National Institute for Health and Care Excellence and the Scottish Medicines Consortium) work with the Innovation Passport designee to define a Target Development Profile (“TDP”). The TDP sets out a unique product-specific roadmap toward patient access in the UK, and provides access to a toolkit to support all stages of the design, development and approvals process, including continuous benefit-risk assessment, increased support for novel development approaches and enhanced patient engagement. Although the goal of the ILAP is to reduce the time to market and enable earlier patient access, access to the ILAP does not mean that the regulatory requirements are less stringent, nor does it ensure that a marketing authorization application will be approved within a particular timeframe or at all.

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

We may seek Orphan Drug designations for our product candidates. However, we may be unsuccessful in obtaining, or may be unable to maintain the benefits associated with Orphan Drug designation including the potential for market exclusivity.

We previously obtained Orphan Drug Designation (“ODD”) for nemvaleukin for the treatment of mucosal melanoma but have withdrawn this designation in light of the termination of our nemvaleukin program. In the future, we may seek ODD for our product candidates. Even if we receive orphan drug exclusivity, the exclusivity may be revoked under certain circumstances, such as if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We will also be required to submit annual reports describing any changes that may affect the orphan drug status of the product. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product to an authorized orphan product for the same orphan indication if:

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

We may market our current product candidates, if approved, in international markets either directly or through collaborations. In order to market and sell our products in the EU and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

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

Risks Related to the Commercialization of Our Product Candidates

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.

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

We have expended, and may in the future expend, our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We chose to initially develop nemvaleukin for the treatment of mucosal melanoma and in combination with pembrolizumab for the treatment of PROC. After our potentially registrational ARTISTRY-6 and ARTISTRY-7 trials of nemvaleukin failed to meet their primary endpoints, we decided to discontinue all development of nemvaleukin. Our future development efforts may cause us to forego or delay pursuit of opportunities in other cancer types that may prove to have greater potential. Likewise, we may forego or delay the pursuit of opportunities with other potential product candidates that may prove to have greater commercial potential.

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

The development and commercialization of new drug products is highly competitive. We will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of pharmaceutical and biotechnology companies of various sizes. Some of these competitive therapies are based on scientific approaches that are the same as, or similar to, our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We developed our initial product candidates for the treatment of cancer. There are already a variety of available therapies marketed for cancer and some of the currently approved therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates. Competition may further increase with advances in the commercial applicability of technologies and greater availability of capital for investment in these industries.

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

Risks Related to Our Reliance on Third Parties

We rely and have relied on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates.

We depend upon third parties to conduct certain aspects of our preclinical studies and previously depended on third parties to conduct our clinical trials, under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to negotiate budgets and contracts with such third parties, and any delays in the negotiation of budgets and contracts with such third parties may result in delays to our development timelines and increased costs.

We have relied heavily on third parties over the course of our clinical trials, and, as a result, have had limited control over the investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable non-U.S. regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable non-U.S. regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with investigational products produced under cGMP requirements and may require a large number of patients which may increase the costs and expenses related to our clinical development programs.

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

We have developed, and may develop in the future, certain of our product candidates in combination with third-party drugs and we will have limited or no control over the safety, supply, regulatory status or regulatory approval of such drugs.

We have previously and may in the future develop product candidates, in combination with third-party cancer drugs, which may be either approved or unapproved. For example, in ARTISTRY-7, we evaluated nemvaleukin in combination with pembrolizumab, an anti-programmed cell death 1 agent, for the treatment of PROC. Our ability to develop and ultimately commercialize our current product candidates, and any future product candidates, when used in combination with third-party drugs will depend on our ability to access such drugs on commercially reasonable terms for clinical trials and their availability for use with our commercial product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all. Any failure to maintain or enter into new successful commercial relationships for the supply of such third-party investigational or approved medicinal products, or the expense of purchasing such third-party drugs in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, or prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, evaluating our product candidates in combination with other agents may result in adverse events based on the combination therapy that may negatively impact the reported safety profile of our product candidates as a monotherapy in clinical trials. In addition, the FDA or comparable non-U.S. regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive trial results are attributable to the third-party drug and not our product candidate. Developments related to the third-party drug may also impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the third-party drug’s safety or efficacy profile, changes to the availability of the third-party drug, or quality, and manufacturing and supply issues with respect to the third-party drug.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities aboard; and
•
changes in diplomatic trade relationships and other geopolitical conditions, including the Russia-Ukraine and Middle East wars and tensions between China and Taiwan.

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

If we lose key management personnel, our ability to pursue our business strategy will be impaired, could result in loss of markets or market share and could make us less competitive.

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

The agreements related to the Separation, including, among others, the separation agreement, the transition services agreements, the tax matters agreement and the employee matters agreement were entered into in the context of the Separation while we were still controlled by the Former Parent. Prior to the Distribution, the Former Parent effectively had the sole and absolute discretion to determine and change the terms of the Separation and the Distribution, including the terms of any agreements between the Former Parent and us. As a result, our agreements with the Former Parent may not reflect terms that would have resulted from negotiations between unaffiliated third parties in an arms-length transaction. For a more detailed description, see Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Quarterly Report.

The Former Parent may fail to perform under various transaction agreements that were executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the Separation, we and the Former Parent entered into a separation agreement and various other agreements, including transition services agreements, a tax matters agreement and an employee matters agreement that expire on November 13, 2025. These agreements are discussed in greater detail in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Quarterly Report. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Separation. We will rely on the Former Parent to satisfy its performance and payment obligations under these agreements. If the Former Parent is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

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

Pursuant to the separation agreement and certain other agreements we entered into with the Former Parent, we have assumed and agreed to indemnify the Former Parent for certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments, as discussed further in Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Quarterly Report. Payments pursuant to these indemnities may be significant and could harm our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Separation and the Distribution and certain related transactions. Third parties could also seek to hold us responsible for liabilities of the Former Parent’s business. The Former Parent has agreed to indemnify us for liabilities of the Former Parent’s business, but such indemnity from the Former Parent may not be sufficient to protect us against the full amount of such liabilities, and the Former Parent may not fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from the Former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, pursuant to the separation agreement and certain other agreements we entered into with the Former Parent, we have agreed to undertake certain obligations for the benefit of the Former Parent and its former employees who became employees of ours following the Separation. If we fail to comply with such obligations, we may be liable to the Former Parent. Each of these risks could harm our business, prospects, financial condition and results of operations.

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

In connection with the Distribution, we and the Former Parent entered into a tax matters agreement pursuant to which we are responsible for certain liabilities and obligations following the Distribution. In general, under the terms of the tax matters agreement, if the Separation and the Distribution, in relevant part and together with certain related transactions, fail to qualify as transactions that are tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, and if and to the extent that such failure results from certain actions, omissions or failures to act by the Former Parent, including a prohibited change of control in the Former Parent under Section 355(e) of the Code or an acquisition of the Former Parent’s shares or assets, then the Former Parent will bear any resulting taxes, interest, penalties and other costs. If and to the extent that such failure results from certain actions, omissions or failures to act by us, including a prohibited change of control in Mural under Section 355(e) of the Code or an acquisition of our shares or assets, then we will indemnify the Former Parent for any resulting taxes, interest, penalties and other costs. If such failure does not result from a prohibited change of control in the Former Parent or Mural under Section 355(e) of the Code and both we and the Former Parent are responsible for such failure, liability will be shared according to relative fault. If neither we nor the Former Parent is responsible for such failure, the Former Parent will bear any resulting taxes, interest, penalties and other costs. It is possible that a strategic alternative could be a transaction that results in indemnification obligations under the tax matters agreement, which could impact our ability to consummate any such transaction or otherwise have an adverse impact on our operations. Our indemnification obligations to the Former Parent under the tax matters agreement are not limited in amount or subject to any cap. If we are required to pay any taxes or indemnify the Former Parent and its subsidiaries and their respective officers and directors under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

We may not be able to engage in attractive strategic or capital-raising transactions following the Separation.

To preserve the tax-free treatment of the Separation and the Distribution for U.S. federal income tax purposes, for the four-year period beginning two years before and ending two years after the Distribution, we are prohibited under the tax matters agreement, except in specific circumstances, from certain actions, including: (i) entering into or approving any transaction involving the acquisition of outstanding or newly issued Mural equity that, when combined with other non-excepted changes in ownership of our ordinary shares, results in a change in ownership of more than a specified percentage; (ii) liquidating or partially liquidating, or merging or consolidating (unless we are the survivor); (iii) making or changing any entity classification election; (iv) ceasing to be engaged in an active trade or business, or selling, transferring or disposing of more than a specified percentage of the assets of any active trade or business or reducing the number of full-time employees engaged in any active trade or business by more than a specified percentage; (v) amending any of our organizational documents or taking any action affecting the voting rights of our ordinary shares; (vi) redeeming or otherwise repurchasing any of our outstanding shares or options; or (vii) taking or failing to take any other action that would prevent the Separation and the Distribution, in relevant part and together with certain related transactions, from qualifying as transactions that are tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, except for cash received in lieu of fractional ordinary shares. These restrictions may limit for a period of time our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. For more information, see Note 1, Organization and Description of Business, in the notes to the consolidated financial statements in this Quarterly Report.

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

We believe that we will be treated as a PFIC for U.S. federal income tax purposes for the period covered by this Quarterly Report but it is uncertain whether we or any of our subsidiaries will be treated as a PFIC for the subsequent tax year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test described above, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering and the cash we currently have on our balance sheet. As we believe that we will be treated as a PFIC for the 2024 tax year, certain elections may be desired, as discussed herein, after consultation with your personal tax advisor or tax professional. Because PFIC status is based on our income, assets, and activities for the entire taxable year, we cannot make a final determination at this time as to whether we will be a PFIC for the current taxable year and our PFIC status may change from year to year.

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

We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules, elections and consequences of our status as a PFIC for the 2024 tax year and in the event we are treated as a PFIC in any future tax year.

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

Our share price is volatile. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ordinary shares at an attractive price or at all. The market price for our ordinary shares may be influenced by many factors, including:

•
adverse results from preclinical studies or clinical trials of our product candidates or our competitors’ product candidates or products, such as the results from our ARTISTRY-6 and ARTISTRY-7 trials;
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

We currently anticipate retaining our available cash and cash equivalents and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the sole discretion of our board of directors. In addition, the terms of any future debt agreements that we may enter into may preclude us from paying dividends. Any return to our shareholders will therefore likely be limited in the foreseeable future to the appreciation of their shares.

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

None of our officers or directors adopted contracts, instructions, or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 Trading Arrangement”), modified or terminated a Rule 10b5-1 Trading Arrangement, or adopted, modified, or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

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

Mural Oncology plc

Date: May 14, 2025	By:	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)