Form 10-Q
period 2025-06-30
Mural Oncology plc
filed 2025-08-04
CIK 1971543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 28, 2025, the registrant had 17,324,359 ordinary shares, nominal value $0.01 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,094	$115,462
Marketable securities	—	28,923
Receivable from Former Parent	—	51
Prepaid expenses	1,521	7,676
Restricted cash	1,969	—
Other current assets	972	805
Total current assets	81,556	152,917
Property and equipment, net	1,638	7,715
Right-of-use assets	4,361	6,783
Restricted cash	—	1,969
Other assets	—	10
TOTAL ASSETS	$87,555	$169,394
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,142	$2,056
Accrued expenses	20,224	18,534
Operating lease liabilities—short-term	5,007	5,560
Other current liabilities	45	45
Total current liabilities	28,418	26,195
Operating lease liabilities—long-term	166	2,462
Other liabilities	188	235
Total liabilities	28,772	28,892
Commitments and contingencies (Note 10)
Preferred shares, nominal value $0.01; 50,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued or outstanding at June 30, 2025 or December 31, 2024	—	—
Ordinary shares, nominal value $0.01; 450,000,000 ordinary shares authorized at June 30, 2025 and December 31, 2024; 17,274,537 and 17,095,371 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	173	171
Additional paid-in capital	299,100	299,682
Unrealized gain on marketable securities	—	20
Accumulated deficit	(240,490)	(159,371)
Total equity	58,783	140,502
TOTAL LIABILITIES AND EQUITY	$87,555	$169,394

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands except share and per share amounts)
Operating expenses
Research and development	$23,277	$27,544	$50,702	$54,412
General and administrative	8,079	6,733	15,038	13,898
Restructuring and impairment	17,486	—	17,486	—
Total operating expenses	48,842	34,277	83,226	68,310
Operating loss	(48,842)	(34,277)	(83,226)	(68,310)
Other income	860	2,713	2,107	5,829
Net loss	$(47,982)	$(31,564)	$(81,119)	$(62,481)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	$(1)	$20	$(20)	$(54)
Other comprehensive (loss) gain	(1)	20	(20)	(54)
Comprehensive loss	$(47,983)	$(31,544)	$(81,139)	$(62,535)
Net loss per ordinary share - basic and diluted	$(2.78)	$(1.86)	$(4.71)	$(3.71)
Weighted average ordinary shares outstanding - basic and diluted	17,271,518	16,924,842	17,220,447	16,859,250

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2024	17,095,371	$171	$299,682	$20	$(159,371)	$140,502
Issuance of ordinary shares under employee share plans	169,446	2	26	—	—	28
Share-based compensation expense	—	—	513	—	—	513
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(33,137)	(33,137)
Balance, March 31, 2025	17,264,817	$173	$300,221	$1	$(192,508)	$107,887
Issuance of ordinary shares under employee share plans	9,720			—	—	—
Share-based compensation expense	—	—	(1,121)	—	—	(1,121)
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(47,982)	(47,982)
Balance, June 30, 2025	17,274,537	$173	$299,100	$—	$(240,490)	$58,783

	Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2023	16,689,740	$167	$294,507	$—	$(30,857)	$263,817
Issuance of ordinary shares under employee share plans	232,810	2	(2)	—	—	—
Share-based compensation expense	—	—	2,101	—	—	2,101
Unrealized loss on marketable securities	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(30,917)	(30,917)
Balance, March 31, 2024	16,922,550	$169	$296,606	$(74)	$(61,774)	$234,927
Issuance of ordinary shares under employee share plans	4,560	—	—	—	—	—
Share-based compensation expense	—	—	1,190	—	—	1,190
Unrealized gain on marketable securities	—	—	—	20	—	20
Net loss	—	—	—	—	(31,564)	(31,564)
Balance, June 30, 2024	16,927,110	$169	$297,796	$(54)	$(93,338)	$204,573

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,119)	$(62,481)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	1,991	1,745
Impairment on lab equipment held-for-sale	2,975	—
Write-off of prepaid expenses related to program terminations	2,549	—
Share-based compensation expense	(608)	3,389
Amortization of discount on marketable securities	(97)	(2,369)
Changes in assets and liabilities:
Receivable from Former Parent	51	4,543
Prepaid expenses	3,606	(6,572)
Other current assets	283	159
Right-of-use assets	2,422	2,621
Other assets	10	(61)
Accounts payable and accrued expenses	2,672	(3,742)
Operating lease liabilities	(2,849)	(3,929)
Other liabilities	(47)	—
Cash flows used in operating activities	(68,161)	(66,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(143,802)
Sales and maturities of marketable securities	29,000	63,000
Proceeds from sale of property and equipment	780	—
Additions of property and equipment	(15)	(55)
Cash flows provided by (used in) investing activities	29,765	(80,857)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares under employee share plans	28	—
Cash flows provided by financing activities	28	—
Net decrease in cash, cash equivalents and restricted cash	(38,368)	(147,554)
Cash, cash equivalents and restricted cash—beginning of period	117,431	271,110
Cash, cash equivalents and restricted cash—end of period	$79,063	$123,556
RECONCILIATION OF BALANCE SHEET TO STATEMENT OF CASH FLOWS:
Cash and cash equivalents	$77,094	$121,587
Restricted cash, current	$1,969	$—
Restricted cash, noncurrent	—	1,969
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$79,063	$123,556

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

On March 25, 2025, the Company announced that, based on the interim analysis of results, its Phase 3 ARTISTRY-7 trial of nemvaleukin alfa (“nemvaleukin”) in combination with pembrolizumab did not achieve its primary endpoint of a statistically significant improvement in overall survival versus investigator’s choice chemotherapy. The Company also announced that ARTISTRY-7 would not continue to final analysis and the Company would cease development of nemvaleukin for platinum resistant ovarian cancer (“PROC”). On April 15, 2025, the Company announced that following review of data from its Phase 2 ARTISTRY-6 trial of nemvaleukin in mucosal and cutaneous melanoma and the previously announced results from the ARTISTRY-7 trial, the Company was discontinuing all clinical development of nemvaleukin and immediately commenced an exploration of strategic alternatives focused on maximizing shareholder value. On June 3, 2025, the Company ceased all remaining development activities on its preclinical programs. See Note 11, Restructuring, for additional information.

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

Since its inception, the Company has generated operating losses and negative cash flows from operations and expects to continue to incur operating losses and negative cash flows for the foreseeable future. To date, the Company has funded its operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent in the fourth quarter of 2023, at the time of the Separation. The Company’s ability to continue development of its product candidates is dependent on its ability to raise additional funding. The Company’s existing cash and cash equivalents of $77.1 million as of June 30, 2025 will not be sufficient to fund continued development of its product candidates and at the same time meet its existing obligations.

In the first quarter of 2025, the Company announced that it would cease development of nemvaleukin for PROC following a review of the interim analysis of the data from its ARTISTRY-7 trial. In the second quarter of 2025, the Company further announced that it would cease all remaining clinical development of nemvaleukin, that it was reducing the Company’s workforce by approximately 90%, and that it would immediately commence the exploration of strategic alternatives focused on maximizing shareholder value. As of June 30, 2025, the Company does not have a strategic alternative under development. See Note 11, Restructuring, for additional information.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements of the Company for the three and six months ended June 30, 2025 and 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2024. The year-end condensed consolidated balance sheet data, which are presented for comparative purposes, were derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2024 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”). The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024 are consistent with those discussed herein and in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K.

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

3. Cash, Cash Equivalents and Marketable Securities

As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $77.1 million and $115.5 million, respectively. Additionally, as of December 31, 2024, the Company had marketable securities of $28.9 million. The Company had a restricted cash balance of $2.0 million as of June 30, 2025 and December 31, 2024, which was restricted for a letter of credit and for use pertaining to corporate credit cards. See Note 7, Leases, for additional information regarding the letter of credit.

Cash and cash equivalents are carried at cost, which approximates fair market value. Marketable securities are classified as available for sale and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive gain (loss), a component of equity. All of the realized gains and losses on the sale of these marketable securities are determined using the specific identification method. There were no realized gains or losses as of June 30, 2025 or December 31, 2024. Aggregated by investment category, there were no marketable securities in an unrealized loss position as of June 30, 2025 or December 31, 2024.

Marketable securities, all of which had maturities of less than one year, consisted of the following:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
U.S. government agency and treasury securities	$28,903	$20	$—	$28,923
Total marketable securities	$28,903	$20	$—	$28,923

4. Fair Value

The following tables present information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2025 and December 31, 2024. The Company’s marketable securities classified as Level 2 within the fair value hierarchy were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The Company validated the prices developed using the market-observable data by obtaining market values from other pricing sources and confirming that the relevant markets were active. The fair value of these financial assets was determined based on three levels of input as follows:

•
Level 1 - Quoted prices in active markets for identical assets;
•
Level 2 - Observable inputs other than quoted prices in active markets; and
•
Level 3 - Unobservable inputs.

(in thousands)	June 30, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$76,739	$76,739	$—	$—
Total	$76,739	$76,739	$—	$—

(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$114,944	$114,944	$—	$—
Marketable securities:
U.S. government agency and treasury securities	28,923	—	28,923	—
Total	$143,867	$114,944	$28,923	$—

The Company initiated and completed a reduction-in-force during the second quarter of 2025 and initiated a plan to sell certain equipment related to the Company’s internal research and process development operations. These assets were treated as held-for-sale assets and written-down to their fair value less costs to sell. The fair value of these assets was measured using market data including offers to purchase these assets or like assets. The Company recognized a $3.0 million impairment during the three and six months ended June 30, 2025. All held-for-sale assets were sold during the second quarter of 2025.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Furniture, fixtures and equipment	$10,690	$21,513
Leasehold improvements	23,228	23,228
Subtotal	33,918	44,741
Less: accumulated depreciation	(32,280)	(37,026)
Total property and equipment, net	$1,638	$7,715

Depreciation expense was $1.1 million and $2.0 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued external research and development services	$7,358	$9,332
Accrued restructuring	7,292	—
Accrued compensation	4,711	8,111
Accrued general and administrative	863	1,026
Accrued other	—	65
Total accrued expenses	$20,224	$18,534

7. Leases

The Company’s only lease as of June 30, 2025 and December 31, 2024 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, the Company also has the ability to sub-lease its corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The lease extension commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period, which the Company is not reasonably certain to exercise.

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

As of the six months ended June 30, 2025 and 2024, the incremental borrowing rate for the Winter Street Lease was 3.52%. As of June 30, 2025, the remaining term for the Winter Street Lease was 1.3 years. Cash paid for amounts included in the measurement of lease liabilities is included within cash flows from operating activities. During the three and six months ended June 30, 2025, cash paid by the Company for amounts included for the measurement of lease liabilities was $1.7 million and $3.3 million. During the three and six months ended June 30, 2024, cash paid by the Company for amounts previously included in the measurement of lease liabilities was $1.6 million and $3.2 million, respectively.

The following table summarizes the effect of lease costs in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,276	$1,406	$2,555	$2,813
Variable lease cost	724	1,064	1,314	2,299
Total lease cost	$2,000	$2,470	$3,869	$5,112

Future lease payments under non-cancelable leases as of June 30, 2025 consisted of the following:

(in thousands)	June 30, 2025
Remainder of 2025	$2,788
2026	2,484
Total operating lease payments	$5,272
Less: imputed interest	(99)
Total operating lease liabilities	$5,173

8. Equity

At-the-Market Offering

On March 11, 2025, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, ordinary shares having an aggregate offering price of up to $75.0 million in an “at-the-market” offering (the “ATM Offering”) through Jefferies as sales agent. The Company has no obligation to sell any shares under the Sale Agreement. The Company agreed to pay Jefferies aggregate compensation for its services of three percent of the gross sales price per share sold under the Sale Agreement. No shares have been issued or sold under the ATM Offering through June 30, 2025.

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

The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will be automatically increased on January 1, 2025, and each January 1 thereafter, in an amount equal to (i) 5% of the outstanding number of the Company’s ordinary shares on the immediately preceding December 31, or (ii) such lesser number of shares as determined by the 2023 Plan Administrator. The ordinary shares underlying any awards under the 2023 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2023 Plan. At June 30, 2025, 1,650,309 ordinary shares were reserved and available for issuance under the 2023 Plan.

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

The ordinary shares underlying any awards under the 2024 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2024 Plan. At June 30, 2025, 170,234 ordinary shares were reserved and available for issuance under the 2024 Plan.

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

Stock Plan Activity

The following average assumptions were used to estimate the fair value of stock options granted by the Company during the six months ended June 30, 2025 using the Black-Scholes option pricing model:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Risk-free interest rate	4.1% - 4.5%	4.1% - 4.6%
Dividend rate	0%	0%
Expected volatility	79% - 100%	84% - 87%
Expected life (years)	2.0 - 8.0	2.0 - 6.2

A summary of stock option activity under the 2023 Plan and the 2024 Plan for the six months ended June 30, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	2,861,654	$4.54
Granted	952,791	$3.36
Cancelled/forfeited	(740,459)	$3.92
Exercised	(7,839)	$3.59
Options outstanding at June 30, 2025	3,066,147	$4.32
Options exercisable at June 30, 2025	1,698,025	$4.56

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $2.60 and $3.76 respectively.

At June 30, 2025, there were 1.9 million stock options vested or expected to vest, with a weighted average exercise price of $4.55 per share, a weighted average contractual remaining life of 2.7 years and no aggregate intrinsic value. At June 30, 2025, there was also no aggregate intrinsic value of stock options exercisable with a weighted average remaining contractual term of 2.1 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At June 30, 2025, there was $0.2 million of unrecognized share-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

A summary of RSU activity under the 2023 Plan and the 2024 Plan for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested outstanding at December 31, 2024	835,453	$4.54
Granted	458,044	$4.65
Vested	(171,327)	$4.62
Cancelled/forfeited	(438,889)	$4.03
Unvested outstanding at June 30, 2025	683,281	$4.92

The weighted average grant date fair value of RSUs granted during the three months ended June 30, 2025 and 2024 was $1.24 and $4.24, respectively. At June 30, 2025, there was $0.1 million of unrecognized share-based compensation expense related to unvested RSUs, which will be recognized over a weighted average remaining contractual term of 1.6 years.

The Company recorded a credit to share-based compensation expense, net of current period expense, of $1.1 million, as a result of current period pre-vesting forfeitures and expected pre-vesting forfeitures in future periods following a reduction-in-force. Refer to Footnote 11, Restructuring and Impairment, for further discussion of the Company’s restructuring.

The following table represents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$(587)	$401	$(364)	$1,467
General and administrative	(534)	789	(244)	1,922
Total share-based compensation expense	$(1,121)	$1,190	$(608)	$3,389

9. Income Taxes

During each of the three and six months ended June 30, 2025 and 2024, the Company recorded no income tax provision related to its U.S. entity.

On a quarterly basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to determine the recoverability of such deferred tax assets. In the second quarter of 2025, the Company reassessed the valuation allowance and considered all positive and negative evidence, including its cumulative losses over the year ended December 31, 2024 and the six months ended June 30, 2025 and concluded that it should maintain the valuation allowance on its Irish net operating losses and other Irish and U.S. deferred tax assets as of June 30, 2025.

10. Commitments and Contingencies

The Company, from time to time, may be involved with lawsuits arising in the ordinary course of business. The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its financial condition, results of operations or cash flows.

In the normal course of business, the Company contracts with third parties for preclinical, clinical and other research and development services. These contracts generally do not contain minimum purchase commitments and are cancellable upon notice by the Company. The Company has, however, entered into agreements with contract manufacturing organizations that include noncancellable costs or that may be subject to cancellation fees. As of June 30, 2025, Accrued Expenses included approximately $1.5 million related to noncancellable contract manufacturing costs and termination fees. The Company has no remaining open purchase commitments for such noncancellable contract manufacturing costs.

See Note 7, Leases, for information related to the Company’s lease obligations.

See Note 1, Organization and Description of Business, for information related to the tax matters agreement, which governs the Company’s and the Former Parent’s respective rights, responsibilities, and obligations with respect to taxes and which contains certain indemnifications.

11. Restructuring and Impairment

On April 14, 2025, the board of directors of the Company determined to discontinue all clinical development of nemvaleukin and, in connection with such decision, approved a reduction in the Company’s workforce by approximately 104 positions, or approximately 90% (the “Reduction”). The Company completed the Reduction by the end of the second quarter of 2025. The Company incurred costs of approximately $9.5 million related to the Reduction, primarily consisting of severance payments and employee benefit costs. Additionally, the Company ceased all development activity related to its pre-clinical programs on June 3, 2025, resulting in contract termination charges of $2.5 million.

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in accrued expenses in the accompanying condensed consolidated balance sheet:

(in thousands)	Restructuring amounts accrued at December 31, 2024	Restructuring expense incurred during the six months ended June 30, 2025	Restructuring amounts paid during the six months ended June 30, 2025	Restructuring amounts accrued at June 30, 2025
Employee severance, benefits and related costs	$—	$9,457	$(3,641)	$5,816
Contract termination costs	—	2,481	(1,005)	1,476
Total restructuring	$—	$11,938	$(4,646)	$7,292

In addition to the amounts included in the table above, the Company recognized impairment charges of $3.0 million that were associated with lab equipment that was held-for-sale and then ultimately sold during the six months ended June 30, 2025 and write-offs of prepayments for services related to our clinical and pre-clinical programs totaling $2.5 million. This amount is included in Restructuring and impairment expense on the condensed consolidated statement of operations and comprehensive loss.

The costs related to the Reduction were incurred in the second quarter of 2025. The Company has $7.3 million in remaining liabilities related to the Reduction as of June 30, 2025 that is expected to be paid during the third quarter of 2025.

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

12. Net Loss per Share

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

As of June 30, 2025 and 2024, the number of ordinary shares underlying potentially dilutive securities consist of:

	June 30,
	2025	2024
Options to purchase ordinary shares	3,066,147	3,043,731
Restricted share units	683,281	952,549
Total	3,749,428	3,996,280

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

A reconciliation of the Company’s significant segment expenses to net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
External R&D program expenses:
ARTISTRY-6	$4,471	$1,796	$8,700	$3,832
ARTISTRY-7	1,540	3,693	4,849	10,790
Early discovery programs	2,464	840	5,330	1,442
Other external R&D program expenses(1)	8,570	11,123	16,140	16,461
Total external R&D program expenses	17,045	17,452	35,019	32,525
Internal R&D expenses:
Employee-related	4,415	7,394	11,893	16,508
Other internal R&D expenses(2)	1,817	2,698	3,790	5,379
Total internal R&D expenses	6,232	10,092	15,683	21,887
Total R&D expenses	23,277	27,544	50,702	54,412
G&A expenses:
Employee-related	3,061	3,567	5,843	7,727
Other G&A expenses(3)	5,018	3,166	9,195	6,171
Total G&A expenses	8,079	6,733	15,038	13,898
Restructuring expenses:
Employee-related	9,457	—	9,457	—
Other restructuring expenses(4)	8,029	—	8,029	—
Total restructuring expenses:	17,486	—	17,486	—
Other segment (income) expense(5)	(860)	(2,713)	(2,107)	(5,829)
Segment net loss	$47,982	$31,564	$81,119	$62,481

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

(4) Other restructuring expenses include contract termination costs, impairment and asset write-offs incurred in connection with our reduction-in-force and the termination of certain development programs.

(5) Other non-operating (income) expense included in segment net loss includes interest income, tax expense, and other non-operating income and expense.

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

On March 25, 2025, we announced that, based on the interim analysis of results from our Phase 3 ARTISTRY-7 trial of nemvaleukin in combination with pembrolizumab did not achieve its primary endpoint of a statistically significant improvement in overall survival versus investigator’s choice chemotherapy. We also announced that the ARTISTRY-7 trial would not continue to final analysis and we would cease development of nemvaleukin for platinum resistant ovarian cancer. On April 15, 2025, we announced that following review of data from the Phase 2 ARTISTRY-6 trial of nemvaleukin in mucosal and cutaneous melanoma and the previously announced results from the ARTISTRY-7 trial, we were discontinuing all clinical development of nemvaleukin and planned to immediately commence an exploration of strategic alternatives focused on maximizing shareholder value. On June 3, 2025, the Company ceased all remaining development activities on its preclinical programs. See Note 11, Restructuring, in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report for additional information.

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

Since our inception, we have generated operating losses and negative cash flows from operations and expect to continue to incur operating losses and negative cash flows for the foreseeable future. To date, we have funded our operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent in the fourth quarter of 2023, at the time of the Separation. Our ability to develop product candidates is dependent on our ability to raise additional funding. Our existing cash and cash equivalents of $77.1 million as of June 30, 2025 will not be sufficient to fund continued development of our existing candidates and at the same time meet our existing obligations.

In the first quarter of 2025, we announced that we would cease development of nemvaleukin for PROC after the interim analysis of data from the ARTISTRY-7 trial showed that the trial failed to meet its preliminary endpoint. In the second quarter of 2025, we further announced that it would cease all remaining clinical development of nemvaleukin, that we were reducing our workforce by approximately 90%, and that we would immediately commence the exploration of strategic alternatives focused on maximizing shareholder value. On June 3, 2025, the Company ceased all remaining development activities on its preclinical programs. As of June 30, 2025, we do not have a strategic alternative under development.

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

Revenue

Through June 30, 2025, we have not recognized any revenue and do not expect to generate substantial product revenue in the near future, if at all, as we do not currently have an approved product. If our development efforts for our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

Restructuring and Impairment

Restructuring and impairment charges consist primarily of severance and post-employment benefits for employees impacted by the reduction-in-force announced on April 15, 2025, impairment of equipment held-for-sale as a result of the reduction-in-force and contract termination and write-off charges incurred following the termination of our development programs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Research and Development Expenses

The following table sets forth our R&D expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in millions)	2025	2024	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$—	$0.2	$(0.2)
ARTISTRY-2	0.1	—	0.1
ARTISTRY-3	(0.2)	1.0	(1.2)
ARTISTRY-6	4.5	1.8	2.7
ARTISTRY-7	1.5	3.7	(2.2)
Other program spend	7.1	6.6	0.5
Early discovery programs	2.5	0.8	1.7
Other external R&D expenses	1.6	3.3	(1.7)
Total external R&D expenses	17.1	17.4	(0.3)
Internal R&D expenses:
Employee-related	4.4	7.4	(3.0)
Occupancy	1.8	2.3	(0.5)
Depreciation	—	0.4	(0.4)
Total internal R&D expenses	6.2	10.1	(3.9)
Research and development expenses	$23.3	$27.5	$(4.2)

The decrease in R&D expenses in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to decreased employee-related expenses following the reduction-in-force during the second quarter of 2025 and the decreased spend on the ARTISTRY-7 trial due to the termination of the program. These decreases were partially offset by an increase in spend on early discovery programs upon completion of certain manufacturing activities and on the ARTISTRY-6 trial related to the top-line read-out and wind-down of the trial.

General and Administrative Expenses

The following table sets forth our G&A expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in millions)	2025	2024	Change
General and administrative expense	$8.1	$6.7	$1.4

G&A expense in the three months ended June 30, 2025 increased $1.4 million as compared to the three months ended June 30, 2024 due to increased employee-related expenses associated with employee retention and termination benefits and increased legal expenses associated with corporate activities, partially offset by decreased share-based compensation expense resulting from an increase in the awards that were forfeited or are expected to be forfeited following the reduction-in-force.

Restructuring and impairment

Restructuring and impairment charges for the three months ended June 30, 2025 were $17.5 million, consisting of $9.5 million in employee-related costs, $5.5 million in impairment charges and prepaid expense write-offs and $2.5 million in contract termination costs associated with the termination of our pre-clinical programs.

Other Income

The following table sets forth our other income for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in millions)	2025	2024	Change
Other income	$0.9	$2.7	$(1.8)

Other income in the three months ended June 30, 2025 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

Comparison of the Six Months Ended June 30, 2025 and 2024

Research and Development Expenses

The following table sets forth our R&D expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in millions)	2025	2024	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.3	$0.3	$—
ARTISTRY-2	0.1	—	0.1
ARTISTRY-3	(0.2)	1.6	(1.8)
ARTISTRY-6	8.7	3.8	4.9
ARTISTRY-7	4.8	10.8	(6.0)
Other program spend	12.4	9.8	2.6
Early discovery programs	5.4	1.4	4.0
Other external R&D expenses	3.5	4.8	(1.3)
Total external R&D expenses	35.0	32.5	2.5
Internal R&D expenses:
Employee-related	11.9	16.5	(4.6)
Occupancy	3.5	4.7	(1.2)
Depreciation	0.3	0.7	(0.4)
Total internal R&D expenses	15.7	21.9	(6.2)
Research and development expenses	$50.7	$54.4	$(3.7)

The decrease in R&D expenses in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to decreased employee-related expenses following the reduction-in-force during the second quarter of 2025 and the decreased spend on the ARTISTRY-7 trial due to the termination of the program. These decreases were partially offset by an increase in spend on early discovery programs upon completion of certain manufacturing activities and on the ARTISTRY-6 trial related to the top-line read-out and wind-down of the trial.

General and Administrative Expenses

The following table sets forth our G&A expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in millions)	2025	2024	Change
General and administrative expense	$15.0	$13.9	$1.1

G&A expense in the six months ended June 30, 2025 increased as compared to the six months ended June 30, 2024 due to increased employee-related expenses associated with employee retention and termination benefits and increased legal expenses associated with corporate activities, partially offset by decreased share-based compensation expense resulting from an increase in the awards that were forfeited or are expected to be forfeited following the reduction-in-force.

Restructuring and Impairment

Restructuring and impairment charges for the six months ended June 30, 2025 were $17.5 million, consisting of $9.5 million in employee-related costs, $5.5 million in impairment charges and prepaid expense write-offs and $2.5 million in contract termination costs associated with the termination of our pre-clinical programs.

Other Income

The following table sets forth our other income for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Other income	$2.1	$5.8	$(3.7)

Other income in the six months ended June 30, 2025 and 2024 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

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

We believe, based on our operating plan, that our cash and cash equivalents as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. There is substantial doubt about our ability to continue as a going concern. See section titled Going Concern, above.

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
•
the cost of establishing sales, marketing and distribution capabilities if any future product candidates receive regulatory approval;
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

If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product candidate development or future commercialization efforts, or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and/or market ourselves. See section titled “Risk Factors—Risks Related to Our Financial Position and Capital Needs” in this Quarterly Report. We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market any future product candidates.

At-the-Market Offering

On March 11, 2025, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time at our sole discretion, ordinary shares, having an aggregate offering price of up to $75.0 million in an “at-the-market” offering (the “ATM Offering”) through Jefferies as sales agent. We have no obligation to sell any shares under the Sale Agreement. We agreed to pay Jefferies aggregate compensation for its services of three percent of the gross sales price per share sold under the Sale Agreement. No shares have been issued or sold under the ATM Offering though June 30, 2025.

Cash Flows

As the Former Parent managed our cash and financing arrangements prior to the Separation, excess cash generated, if any, was deemed remitted to the Former Parent and all sources of cash were deemed funded by the Former Parent. The following table summarizes our cash flow activity:

	Six Months Ended June 30,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash, beginning of period	$117.4	$271.1
Cash flows used in operating activities	$(68.2)	$(66.7)
Cash flows provided by (used in) investing activities	$29.8	$(80.8)
Cash, cash equivalents and restricted cash, end of period	$79.0	$123.6

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $68.2 million which was primarily the result of our net loss of $81.1 million. The most significant non-cash charges we incurred were a $3.0 impairment on lab equipment held-for-sale, $2.5 million write-off of prepaid expenses and depreciation expense of $2.0 million. We had $6.1 million in cash provided from working capital changes, primarily related to the $6.2 million decrease in prepaid expenses.

Net cash used in operating activities for the six months ended June 30, 2024 was $66.7 million, which was primarily the result of our net loss of $62.5 million and of an increase of $6.6 million in prepaid expenses, partially offset by non-cash charges of $2.8 million. The most significant non-cash charge we incurred was share-based compensation of $3.4 million. We used $7.0 million in cash from working capital, primarily related to a $6.6 million increase in prepaid expenses, a $3.7 million decrease in accounts payable and accrued expenses and a $3.9 million decrease in operating lease liabilities, partially offset by a $4.5 million decrease in our receivable from the Former Parent and a $2.6 million decrease in our right-of-use assets.

Investing Activities

Net cash provided by investing activities was $29.8 million for the six months ended June 30, 2025, which was primarily due to the sales and maturities of marketable securities.

Net cash used in investing activities was $80.9 million for the six months ended June 30, 2024, which was primarily due to the purchase of marketable securities, partially offset by the sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $28 thousand for the six months ended June 30, 2025, which was primarily due to proceeds from the issuance of ordinary shares under employee share plans.

Contractual Obligations and Commitments

Our only lease as of June 30, 2025 and December 31, 2024 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, we also have the ability to sub-lease our corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The extension term commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the Winter Street Lease for an additional five-year period, which we are not reasonably certain to exercise.

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

As of June 30, 2025, the remaining contractual operating lease liability associated with the Winter Street Lease was $5.2 million. For additional information on our operating lease, see Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce by approximately 90%, which was completed at the end of the second quarter of 2025. The strategic review process is supported by our experience at the board of directors, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In April 2025, our board of directors determined to discontinue all clinical development of nemvaleukin alfa and, in connection with such decision, approved a reduction in our workforce of approximately 104 positions, or approximately 90%. We incurred personnel-related restructuring charges of approximately $9.5 million related to such reduction in our workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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

We will require substantial funds to support our continued operations. We have incurred significant operating losses and negative cash flows from operations since our inception. We anticipate that we will continue to incur significant operating losses. Our ability to develop drug candidates is dependent on our ability to raise additional funding and our existing cash and cash equivalents of $77.1 million as of June 30, 2025, will not be sufficient to fund continued development of our existing candidates and at the same time meet our existing obligations. The strategic alternatives being explored include, but are not limited to, an offer for or other acquisition of us, merger, business combination, or other transaction. While we have not set a timetable for completion of this process, further updates and developments will be disclosed as appropriate or where necessary under regulatory requirements. There can be no assurance that the exploration of strategic alternatives will result in us pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

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

Our business has incurred operating losses to date due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations and we have not yet generated any revenue as a standalone company, nor did our business generate any revenue when operated by the Former Parent. If our product candidates are not successfully developed and approved, we may never generate any product revenue from product sales. Our net losses for the six months ended June 30, 2025 and 2024 were $81.1 million and $62.5 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we incur additional costs associated with operating as an independent public company. If we obtain marketing and regulatory approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

As of June 30, 2025, our cash and cash equivalents were $77.1 million. While we recently made the decision to discontinue development of nemvaleukin and are not currently developing product candidates, if we resume development of nemvaleukin, we will require significant additional funding to advance our product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing products, and establishing marketing and sales capabilities to commercialize our product candidates. Conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that can take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any product candidates, if approved, may not achieve commercial success. Subject to the outcome of our exploration of strategic alternatives, we believe that, based on our current operating plan, our cash and cash equivalents as of June 30, 2025 will enable us to fund our operating expenses for at least twelve months following the date of this Quarterly Report on Form 10-Q. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we anticipate.

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

Any unfavorable government policies on international trade, such as export controls, tariffs, capital controls or other restrictions on U.S.-Chinese commercial and investment transactions, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products, if and when approved, the competitive position of our product candidates, and the quality and availability of raw materials and finished product candidates used in preclinical studies and clinical trials that we conduct or that are conducted by future collaborators of ours, especially with respect to any product candidates and materials that we import from China. Any such unfavorable changes could have an adverse effect on our business, financial condition and results of operations.

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

One such safeguard is reliance on a decision determining that a country outside the EEA or the UK provides an “adequate” level of protection for personal data. Although the UK is a third country under EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. This decision is subject to review and has an expiry date of 27 December 2025. If not renewed or revoked, transfers of personal data originating in the EEA to the UK would require a form of appropriate safeguard, such as those detailed below, to be put in place to allow transfers to continue in compliance with the EU GDPR, which could disrupt our business. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that it considers the EU as providing adequate protection for personal data so personal data transfers from the UK to the EEA remain free flowing.

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

None of our officers or directors adopted contracts, instructions, or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 Trading Arrangement”), modified or terminated a Rule 10b5-1 Trading Arrangement, or adopted, modified, or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.

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

Mural Oncology plc

Date: August 4, 2025	By:	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)