Form 10-Q
period 2025-09-30
Mural Oncology plc
filed 2025-11-06
CIK 1971543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 17,344,486 ordinary shares, nominal value $0.01 per share, outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Forward-looking statements in this Quarterly Report include statements about, among other things:

•
our ability to consummate our proposed acquisition by XOMA Royalty Corporation (the “Acquisition”) or, if we are unable to consummate the Acquisition, to identify and consummate any other such strategic transaction;
•
our ability to obtain funding for our operations ;
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
•
potential indemnification liabilities that we may owe to Alkermes plc, an Irish public limited company, and its consolidated subsidiaries (the “Former Parent”) following the separation of its oncology business, resulting in our being a standalone public company (the “Separation”);
•
the tax treatment of the Separation and the distribution of our ordinary shares to the Former Parent’s shareholders (the “Distribution”) and the limitations imposed on us under the tax matters agreement that we have entered into with the Former Parent;
•
the impact of global economic and political developments on our business, including tariffs, trade barriers, rising inflation and interest rates, capital market disruptions, bank failures, government shutdowns, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our ordinary shares and our ability to access capital markets; and
•
other risks and uncertainties, including those under the caption “Risk Factors.”

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to a number of risks that, if realized, could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. These risks include, but are not limited to, the following:

•
If we fail to consummate the Acquisition, we may not be successful in identifying and implementing any other strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.
•
Our shareholders cannot be sure of the amount of consideration they will receive in the Acquisition.
•
The transaction agreement for the Acquisition contains provisions that may discourage other companies from trying to enter into a strategic transaction with us for greater consideration.
•
If the Acquisition, or an alternative strategic transaction, is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
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
•
We will need to raise additional funding to advance any product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.
•
Biopharmaceutical product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.
•
If the Separation and the Distribution, in relevant part and together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes, certain U.S. subsidiaries of the Former Parent and the Former Parent’s shareholders could be subject to significant tax liabilities, and we could be required to indemnify the Former Parent or its subsidiaries for material taxes pursuant to indemnification obligations under the tax matters agreement which we entered into with the Former Parent in connection with the Separation.
•
We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ordinary shares less attractive to investors.
•
The price of our ordinary shares is subject to volatility related or unrelated to our operations and/or our prospect of consummating the Acquisition or other strategic transactions. An active trading market for our ordinary shares may not develop or be sustained and our shareholders may not be able to resell their ordinary shares.
•
We are incorporated under the laws of Ireland. Irish law differs from the laws in effect in the U.S. and might afford less protection to the holders of our securities, and any actual or potential takeover offer for us will be subject to the Irish Takeover Rules.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,871	$115,462
Marketable securities	—	28,923
Receivable from Former Parent	—	51
Prepaid expenses	1,212	7,676
Restricted cash	1,711	—
Other current assets	364	805
Total current assets	62,158	152,917
Property and equipment, net	466	7,715
Right-of-use assets	3,134	6,783
Restricted cash	—	1,969
Other assets	—	10
TOTAL ASSETS	$65,758	$169,394
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$2,056
Accrued expenses	6,790	18,534
Operating lease liabilities—short-term	3,505	5,560
Other current liabilities	235	45
Total current liabilities	10,530	26,195
Operating lease liabilities—long-term	42	2,462
Other liabilities	—	235
Total liabilities	10,572	28,892
Commitments and contingencies (Note 10)
Preferred shares, nominal value $0.01; 50,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued or outstanding at September 30, 2025 or December 31, 2024	—	—
Ordinary shares, nominal value $0.01; 450,000,000 ordinary shares authorized at September 30, 2025 and December 31, 2024; 17,324,771 and 17,095,371 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	174	171
Additional paid-in capital	299,208	299,682
Unrealized gain on marketable securities	—	20
Accumulated deficit	(244,196)	(159,371)
Total equity	55,186	140,502
TOTAL LIABILITIES AND EQUITY	$65,758	$169,394

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands except share and per share amounts)
Operating expenses
Research and development	$(4,288)	$27,585	$46,414	$81,997
General and administrative	8,254	6,513	23,292	20,411
Restructuring and impairment	—	—	17,486	—
Total operating expenses	3,966	34,098	87,192	102,408
Operating loss	(3,966)	(34,098)	(87,192)	(102,408)
Other income	260	2,339	2,367	8,168
Net loss	$(3,706)	$(31,759)	$(84,825)	$(94,240)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	$—	$101	$(20)	$47
Other comprehensive (loss) gain	—	101	(20)	47
Comprehensive loss	$(3,706)	$(31,658)	$(84,845)	$(94,193)
Net loss per ordinary share - basic and diluted	$(0.21)	$(1.87)	$(4.92)	$(5.57)
Weighted average ordinary shares outstanding - basic and diluted	17,321,544	17,028,552	17,254,516	16,916,096

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2024	17,095,371	$171	$299,682	$20	$(159,371)	$140,502
Issuance of ordinary shares under employee share plans	169,446	2	26	—	—	28
Share-based compensation expense	—	—	513	—	—	513
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(33,137)	(33,137)
Balance, March 31, 2025	17,264,817	$173	$300,221	$1	$(192,508)	$107,887
Issuance of ordinary shares under employee share plans	9,720			—	—	—
Share-based compensation expense	—	—	(1,121)	—	—	(1,121)
Unrealized loss on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(47,982)	(47,982)
Balance, June 30, 2025	17,274,537	$173	$299,100	$-	$(240,490)	$58,783
Issuance of ordinary shares under employee share plans	50,234	1	(1)	—	—	—
Share-based compensation expense	—	—	109	—	—	109
Net loss	—	—	—	—	(3,706)	(3,706)
Balance, September 30, 2025	17,324,771	$174	$299,208	$-	$(244,196)	$55,186

	Ordinary Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)/Gain	Accumulated Deficit	Total Equity
	(in thousands, except share data)
Balance, December 31, 2023	16,689,740	$167	$294,507	$—	$(30,857)	$263,817
Issuance of ordinary shares under employee share plans	232,810	2	(2)	—	—	—
Share-based compensation expense	—	—	2,101	—	—	2,101
Unrealized loss on marketable securities	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(30,917)	(30,917)
Balance, March 31, 2024	16,922,550	$169	$296,606	$(74)	$(61,774)	$234,927
Issuance of ordinary shares under employee share plans	4,560	—	—	—	—	—
Share-based compensation expense	—	—	1,190	—	—	1,190
Unrealized gain on marketable securities	—	—	—	20	—	20
Net loss	—	—	—	—	(31,564)	(31,564)
Balance, June 30, 2024	16,927,110	$169	$297,796	$(54)	$(93,338)	$204,573
Issuance of ordinary shares under employee share plans	111,840	1	195	—	—	196
Share-based compensation expense	—	—	1,030	—	—	1,030
Unrealized gain on marketable securities	—	—	—	101	—	101
Net loss	—	—	—	—	(31,759)	(31,759)
Balance, September 30, 2024	17,038,950	$170	$299,021	$47	$(125,097)	$174,141

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,825)	$(94,240)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	2,788	2,644
Impairment on lab equipment held-for-sale	3,246	—
Write-off of prepaid expenses related to program terminations	2,549	—
Share-based compensation expense	(499)	4,419
Amortization of discount on marketable securities	(97)	(2,961)
Changes in assets and liabilities:
Receivable from Former Parent	51	4,155
Prepaid expenses	3,915	(5,999)
Other current assets	891	36
Right-of-use assets	3,649	4,114
Other assets	10	(27)
Accounts payable and accrued expenses	(13,800)	(3,591)
Operating lease liabilities	(4,475)	(5,463)
Other liabilities	(45)	138
Cash flows used in operating activities	(86,642)	(96,775)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(167,475)
Sales and maturities of marketable securities	29,000	106,000
Proceeds from sale of property and equipment	780	—
Additions of property and equipment	(15)	(69)
Cash flows provided by (used in) investing activities	29,765	(61,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares under employee share plans	28	196
Cash flows provided by financing activities	28	196
Net decrease in cash, cash equivalents and restricted cash	(56,849)	(158,123)
Cash, cash equivalents and restricted cash—beginning of period	117,431	271,110
Cash, cash equivalents and restricted cash—end of period	$60,582	$112,987
RECONCILIATION OF BALANCE SHEET TO STATEMENT OF CASH FLOWS:
Cash and cash equivalents	$58,871	$111,018
Restricted cash, current	$1,711	$—
Restricted cash, noncurrent	—	1,969
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$60,582	$112,987

See accompanying notes to the unaudited condensed consolidated financial statements.

Mural Oncology plc and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Mural Oncology plc, an Irish public limited company, and its consolidated subsidiaries (“Mural” or the “Company”) is an oncology company that focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging its core competencies in immune cell modulation and protein engineering, the Company developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers.

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

The Acquisition

On August 20, 2025, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with XOMA Royalty Corporation, a Nevada corporation (“XOMA Royalty”), and XRA 5 Corp., a Delaware corporation and wholly-owned subsidiary of XOMA Royalty (“Sub”). Under the terms of the Transaction Agreement, Sub has agreed to acquire the entire issued and to be issued share capital of the Company (the “Acquisition”) pursuant to an Irish High Court sanctioned scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland (the “Scheme”). Pursuant to the terms of the Transaction Agreement and subject to certain conditions and the closing of the Acquisition, the Company’s shareholders (i) are entitled to receive a base cash price of $2.035 per share, which has been calculated on the basis of the Company having approximately $36.2 million of closing net cash (calculated in accordance with the Transaction Agreement) and is payable to the Company’s shareholders at the closing regardless of the actual amount of the Company’s closing net cash on or before the closing, and (ii) may receive an additional cash amount per share of up to $0.205.

On October 24, 2025, the Company’s shareholders voted to approve the Acquisition and certain related matters at a scheme meeting of shareholders and at an extraordinary general meeting of shareholders. The Company expects the Acquisition to close during the fourth quarter of 2025, subject to the satisfaction of the remaining closing conditions.

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

Since its inception, the Company has generated operating losses and negative cash flows from operations and expects to continue to incur operating losses and negative cash flows for the foreseeable future. To date, the Company has funded its operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent in the fourth quarter of 2023, at the time of the Separation. The Company’s existing cash and cash equivalents of $58.9 million as of September 30, 2025 will not be sufficient to resume preclinical or clinical development of any product candidates and at the same time meet its existing obligations.

In the first quarter of 2025, the Company announced that it would cease development of nemvaleukin for PROC following a review of the interim analysis of the data from its ARTISTRY-7 trial. In the second quarter of 2025, the Company further announced that it would cease all remaining clinical development of nemvaleukin, that it was reducing the Company’s workforce by approximately 90%, and that it would immediately commence the exploration of strategic alternatives focused on maximizing shareholder value. On August 20, 2025, the Company announced that it had entered into the Transaction Agreement with XOMA Royalty, pursuant to which XRA 5 Corp., a newly formed company wholly owned by XOMA Royalty, agreed to acquire the entire issued and to be issued share capital of the Company for cash subject to the satisfaction of closing conditions. On October 24, 2025, shareholders of the Company voted to approve the Acquisition and related matters at both a scheme meeting of shareholders and at an extraordinary general meeting of shareholders. The Company expects the Acquisition to close during the fourth quarter of 2025, subject to the satisfaction of the remaining closing conditions.

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

Although following discontinuation of the clinical development of nemvaleukin and the related reduction in workforce, the Company will have sufficient cash to fund its operations for the next twelve months from the date this Quarterly Report is issued, there can be no assurance that the Acquisition or any alternative strategic transaction will be completed and the Company’s board of directors may decide to pursue a dissolution and liquidation, amongst other alternatives, if the Acquisition or an alternative strategic transaction is not consummated. Due to the inherent uncertainty in the timing of the Acquisition or other potential strategic alternatives, including impact on its cash consumption, the Company has concluded that as of the date of this Quarterly Report there is substantial doubt about its ability to continue as a going concern. If the Company is unable to complete the Acquisition or raise additional funds when needed, the Company may be required to delay, limit, reduce or terminate its strategic process.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications that may result from the outcome of the uncertainties described above.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2025 and 2024 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended December 31, 2024. The year-end condensed consolidated balance sheet data, which are presented for comparative purposes, were derived from audited financial statements but do not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated financial statements include all adjustments of a normal recurring nature that are necessary to state fairly the results of operations for the reported periods. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements as of and for the year ended December 31, 2024 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”). The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

During the three months ended September 30, 2025, the Company and one of its CROs completed the review and reconciliation of the costs incurred during the ARTISTRY-6 trial following the close-out of all clinical trial sites, concluding that actual costs incurred were approximately $4.8 million less than estimated over the course of the trial. The reduction in the estimated costs incurred during the ARTISTRY-6 trial was recorded as a change in estimate during the three months ended September 30, 2025 as a credit to R&D expense.

Significant Accounting Policies

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024 are consistent with those discussed herein and in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” accompanying the Company’s Annual Report on Form 10-K.

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

3. Cash, Cash Equivalents and Marketable Securities

As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $58.9 million and $115.5 million, respectively. Additionally, as of December 31, 2024, the Company had marketable securities of $28.9 million. The Company had a restricted cash balance of $1.7 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively, which was primarily restricted for a letter of credit. See Note 7, Leases, for additional information regarding the letter of credit.

Cash and cash equivalents are carried at cost, which approximates fair market value. Marketable securities are classified as available for sale and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive gain (loss), a component of equity. All of the realized gains and losses on the sale of these marketable securities are determined using the specific identification method. There were no realized gains or losses as of September 30, 2025 or December 31, 2024. Aggregated by investment category, there were no marketable securities in an unrealized loss position as of September 30, 2025 or December 31, 2024.

Marketable securities, all of which had maturities of less than one year, consisted of the following:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Marketable securities:
U.S. government agency and treasury securities	$28,903	$20	$—	$28,923
Total marketable securities	$28,903	$20	$—	$28,923

4. Fair Value

The following tables present information about the Company’s financial assets measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2025 and December 31, 2024. The Company’s marketable securities classified as Level 2 within the fair value hierarchy were initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market-observable data. The Company validated the prices developed using the market-observable data by obtaining market values from other pricing sources and confirming that the relevant markets were active. The fair value of these financial assets was determined based on three levels of input as follows:

•
Level 1 - Quoted prices in active markets for identical assets;
•
Level 2 - Observable inputs other than quoted prices in active markets; and
•
Level 3 - Unobservable inputs.

(in thousands)	September 30, 2025	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$58,256	$58,256	$—	$—
Total	$58,256	$58,256	$—	$—

(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$114,944	$114,944	$—	$—
Marketable securities:
U.S. government agency and treasury securities	28,923	—	28,923	—
Total	$143,867	$114,944	$28,923	$—

The Company initiated and completed a reduction-in-force during the second quarter of 2025 and initiated a plan to sell certain equipment related to the Company’s internal research and process development operations. These assets were treated as held-for-sale assets and written-down to their fair value less costs to sell. The fair value of these assets was measured using market data including offers to purchase these assets or like assets. The Company recognized $0.2 million of impairment charges during the three months ended September 30, 2025 and $3.2 million of impairment charges during the nine months ended September 30, 2025. All held-for-sale assets were sold during the second quarter of 2025.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Furniture, fixtures and equipment	$9,574	$21,513
Leasehold improvements	23,228	23,228
Subtotal	32,802	44,741
Less: accumulated depreciation	(32,336)	(37,026)
Total property and equipment, net	$466	$7,715

Depreciation expense was $0.8 million and $2.8 million for the three and nine months ended September 30, 2025, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued compensation	$4,292	$8,111
Accrued general and administrative	2,498	1,026
Accrued external research and development services	—	9,332
Accrued other	—	65
Total accrued expenses	$6,790	$18,534

7. Leases

The Company’s only lease as of September 30, 2025 and December 31, 2024 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, the Company also has the ability to sub-lease its corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The lease extension commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the lease for an additional five-year period, which the Company is not reasonably certain to exercise.

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

As of the nine months ended September 30, 2025 and 2024, the incremental borrowing rate for the Winter Street Lease was 3.52%. As of September 30, 2025, the remaining term for the Winter Street Lease was 1.1 years. Cash paid for amounts included in the measurement of lease liabilities is included within cash flows from operating activities. During the three and nine months ended September 30, 2025, cash paid by the Company for amounts included for the measurement of lease liabilities was $1.7 million and $5.0 million. During the three and nine months ended September 30, 2024, cash paid by the Company for amounts previously included in the measurement of lease liabilities was $1.6 million and $4.9 million, respectively.

The following table summarizes the effect of lease costs in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,272	$1,398	$3,828	$4,211
Variable lease cost	642	1,111	1,956	3,410
Total lease cost	$1,914	$2,509	$5,784	$7,621

Future lease payments under non-cancelable leases as of September 30, 2025 consisted of the following:

(in thousands)	September 30, 2025
Remainder of 2025	$1,116
2026	2,484
Total operating lease payments	$3,600
Less: imputed interest	(53)
Total operating lease liabilities	$3,547

8. Equity

At-the-Market Offering

On March 11, 2025, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, ordinary shares having an aggregate offering price of up to $75.0 million in an “at-the-market” offering (the “ATM Offering”) through Jefferies as sales agent. The Company has no obligation to sell any shares under the Sale Agreement. The Company agreed to pay Jefferies aggregate compensation for its services of three percent of the gross sales price per share sold under the Sale Agreement. No shares have been issued or sold under the ATM Offering through September 30, 2025.

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

The 2023 Plan provides that the number of shares reserved and available for issuance under the 2023 Plan will be automatically increased on January 1, 2025, and each January 1 thereafter, in an amount equal to (i) 5% of the outstanding number of the Company’s ordinary shares on the immediately preceding December 31, or (ii) such lesser number of shares as determined by the 2023 Plan Administrator. The ordinary shares underlying any awards under the 2023 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2023 Plan. At September 30, 2025, 3,227,182 ordinary shares were reserved and available for issuance under the 2023 Plan.

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

The ordinary shares underlying any awards under the 2024 Plan that are forfeited, cancelled or held back upon exercise of settlement of an award to satisfy the exercise price or any tax withholding obligation, or are otherwise terminated or forfeited (other than by exercise) will be added back to the ordinary shares available for issuance under the 2024 Plan. At September 30, 2025, 280,923 ordinary shares were reserved and available for issuance under the 2024 Plan.

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

Stock Plan Activity

The following average assumptions were used to estimate the fair value of stock options granted by the Company during the nine months ended September 30, 2025 and 2024, respectively, using the Black-Scholes option pricing model:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Risk-free interest rate	4.1% - 4.5%	3.5% - 4.6%
Dividend rate	0%	0%
Expected volatility	79% - 100%	82% - 87%
Expected life (years)	2.0 - 8.0	2.0 - 6.2

A summary of stock option activity under the 2023 Plan and the 2024 Plan for the nine months ended September 30, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2024	2,861,654	$4.54
Granted	952,791	$3.36
Cancelled/forfeited	(2,294,691)	$4.26
Exercised	(7,839)	$3.59
Options outstanding at September 30, 2025	1,511,915	$4.22
Options exercisable at September 30, 2025	591,702	$4.47

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $2.60 and $3.26 respectively.

At September 30, 2025, there were 0.7 million stock options vested or expected to vest, with a weighted average exercise price of $4.39 per share, a weighted average contractual remaining life of 7.4 years and no aggregate intrinsic value. At September 30, 2025, there was also no aggregate intrinsic value of stock options exercisable with a weighted average remaining contractual term of 7.45 years. The number of stock options expected to vest was determined by applying the pre-vesting forfeiture rate to the total number of outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying shares exceeds the exercise price of the stock option.

At September 30, 2025, there was less than $0.1 million remaining unrecognized share-based compensation expense related to unvested stock options.

A summary of RSU activity under the 2023 Plan and the 2024 Plan for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested outstanding at December 31, 2024	835,453	$4.54
Granted	458,044	$4.65
Vested	(221,561)	$4.81
Cancelled/forfeited	(572,219)	$3.94
Unvested outstanding at September 30, 2025	499,717	$5.21

There were no grants of RSUs during the three months ended September 30, 2025. The weighted average grant date fair value of RSUs granted during the three months ended September 30, 2024 was $3.26. At September 30, 2025, there was less than $0.1 million unrecognized share-based compensation expense related to unvested RSUs.

The Company recorded a credit to share-based compensation expense, net of current period expense, of $0.5 million for the nine months ended September 30, 2025 as a result of current period pre-vesting forfeitures and expected pre-vesting forfeitures in future periods following a reduction-in-force. Refer to Footnote 11, Restructuring and Impairment, for further discussion of the Company’s restructuring.

The following table represents share-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$(19)	$368	$(383)	$1,835
General and administrative	128	662	(116)	2,584
Total share-based compensation expense	$109	$1,030	$(499)	$4,419

9. Income Taxes

During each of the three and nine months ended September 30, 2025 and 2024, the Company recorded no income tax provision related to its U.S. entity.

On a quarterly basis, the Company reassesses the valuation allowance on its deferred tax assets, weighing positive and negative evidence to determine the recoverability of such deferred tax assets. In the third quarter of 2025, the Company reassessed the valuation allowance and considered all positive and negative evidence, including its cumulative losses over the year ended December 31, 2024 and the nine months ended September 30, 2025 and concluded that it should maintain the valuation allowance on its Irish net operating losses and other Irish and U.S. deferred tax assets as of September 30, 2025.

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

11. Restructuring and Impairment

On April 14, 2025, the board of directors of the Company determined to discontinue all clinical development of nemvaleukin and, in connection with such decision, approved a reduction in the Company’s workforce by approximately 104 positions, or approximately 90% (the “Reduction”). The Company completed the Reduction at the end of the second quarter of 2025. The Company incurred costs of approximately $9.5 million related to the Reduction, primarily consisting of severance payments and employee benefit costs. Additionally, the Company ceased all development activity related to its pre-clinical programs on June 3, 2025, resulting in contract termination charges of $2.5 million.

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in accrued expenses in the accompanying condensed consolidated balance sheet:

(in thousands)	Restructuring amounts accrued at December 31, 2024	Restructuring expense incurred during the nine months ended September 30, 2025	Restructuring amounts paid during the nine months ended September 30, 2025	Restructuring amounts accrued at September 30, 2025
Employee severance, benefits and related costs	$—	$9,457	$(9,457)	$—
Contract termination costs	—	2,481	(2,481)	—
Total restructuring	$—	$11,938	$(11,938)	$—

In addition to the amounts included in the table above, the Company recognized impairment charges of $3.2 million that were associated with lab equipment that was held-for-sale and then ultimately sold during the nine months ended September 30, 2025 and write-offs of prepayments for services related to our clinical and pre-clinical programs totaling $2.5 million. These amounts are included in Restructuring and impairment expense on the condensed consolidated statement of operations and comprehensive loss.

The costs related to the Reduction were incurred in the second quarter of 2025. All associated liabilities have been paid as of September 30, 2025.

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

As of September 30, 2025 and 2024, the number of ordinary shares underlying potentially dilutive securities consist of:

	September 30,
	2025	2024
Options to purchase ordinary shares	1,511,915	2,818,837
Restricted share units	499,717	860,587
Total	2,011,632	3,679,424

13. Segment information

The Company operates as one operating and reportable segment, which is an oncology company that focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. The Company discloses information about its operating segment based on management’s consideration of the business as one segment for making operating decisions and assessing financial performance. The accounting policies of the operating segment are described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies. As the Company operates as one operating and reportable segment, intra-entity sales and intra-entity transfers, if any, among legal entities within the segment do not impact segment expenses or segment assets.

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews the Company’s operating results on an aggregate basis and manages the Company’s operations on a consolidated basis as a single operating unit. The CODM assesses performance for the segment and decides how to allocate resources based on net loss. The CODM is regularly provided information on net loss and uses this information to evaluate the resources allocated to the development or commercialization of the Company’s product candidates, its operations, and its other activities, as well as to monitor budget versus actual results.

A reconciliation of the Company’s significant segment expenses to net loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
External R&D program expenses:
ARTISTRY-6	$(4,802)	$3,075	$3,898	$6,907
ARTISTRY-7	(71)	4,801	4,778	15,591
Early discovery programs	11	700	5,341	2,142
Other external R&D program expenses(1)	77	8,737	16,217	25,198
Total external R&D program expenses	(4,785)	17,313	30,234	49,838
Internal R&D expenses:
Employee-related	493	7,635	12,386	24,143
Other internal R&D expenses(2)	4	2,637	3,794	8,016
Total internal R&D expenses	497	10,272	16,180	32,159
Total R&D expenses	(4,288)	27,585	46,414	81,997
G&A expenses:
Employee-related	980	3,443	6,823	11,170
Other G&A expenses(3)	7,274	3,070	16,469	9,241
Total G&A expenses	8,254	6,513	23,292	20,411
Restructuring expenses:
Employee-related	—	—	9,457	—
Other restructuring expenses(4)	—	—	8,029	—
Total restructuring expenses:	—	—	17,486	—
Other segment (income) expense(5)	(260)	(2,339)	(2,367)	(8,168)
Segment net loss	$3,706	$31,759	$84,825	$94,240

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

During the three months ended September 30, 2025, the Company and one of its CROs completed the review and reconciliation of the costs incurred during the ARTISTRY-6 trial following the close-out of all clinical trial sites, concluding that actual costs incurred were approximately $4.8 million less than estimated over the course of the trial. The reduction in the estimated costs incurred during the ARTISTRY-6 trial was recorded as a change in estimate during the three months ended September 30, 2025 as a credit to R&D expense.

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

Overview

We are an oncology company that focused on discovering and developing immunotherapies that may meaningfully improve the lives of patients with cancer. By leveraging our core competencies in immune cell modulation and protein engineering, we developed a portfolio of investigational cytokine therapies designed to address areas of unmet need for patients with a variety of cancers. Our lead product candidate, nemvaleukin alfa (“nemvaleukin”), was an investigational, engineered cytokine fusion protein that selectively binds to the intermediate-affinity interleukin-2 (“IL-2”) receptor.

On March 25, 2025, we announced that, based on the interim analysis of results from our Phase 3 ARTISTRY-7 trial of nemvaleukin in combination with pembrolizumab did not achieve its primary endpoint of a statistically significant improvement in overall survival versus investigator’s choice chemotherapy. We also announced that the ARTISTRY-7 trial would not continue to final analysis and we would cease development of nemvaleukin for platinum resistant ovarian cancer. On April 15, 2025, we announced that following review of data from the Phase 2 ARTISTRY-6 trial of nemvaleukin in mucosal and cutaneous melanoma and the previously announced results from the ARTISTRY-7 trial, we were discontinuing all clinical development of nemvaleukin and planned to immediately commence an exploration of strategic alternatives focused on maximizing shareholder value. On June 3, 2025, we ceased all remaining development activities on its preclinical programs. See Note 11, Restructuring, in the notes to our unaudited condensed consolidated financial statements in this Quarterly Report for additional information.

The Acquisition

On August 20, 2025, we entered into a Transaction Agreement (the “Transaction Agreement”) with XOMA Royalty Corporation, a Nevada corporation (“XOMA Royalty”), and XRA 5 Corp., a Delaware corporation and wholly-owned subsidiary of XOMA Royalty (“Sub”). Under the terms of the Transaction Agreement, Sub has agreed to acquire the entire issued and to be issued share capital of our company (the “Acquisition”) pursuant to an Irish High Court sanctioned scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland (the “Scheme”). Pursuant to the terms of the Transaction Agreement and subject to certain conditions and the closing of the Acquisition, our shareholders (i) are entitled to receive a base cash price of $2.035 per share, which has been calculated on the basis of our company having approximately $36.2 million of closing net cash (calculated in accordance with the Transaction Agreement) and is payable to our shareholders at the closing regardless of the actual amount of our closing net cash on or before the closing, and (ii) may receive an additional cash amount per share of up to $0.205.

On October 24, 2025, our shareholders voted to approve the Acquisition and related matters at a scheme meeting of shareholders and at an extraordinary general meeting of shareholders. We expect the Acquisition to close during the fourth quarter of 2025, subject to the satisfaction of the remaining closing conditions.

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

Since our inception, we have generated operating losses and negative cash flows from operations and expect to continue to incur operating losses and negative cash flows for the foreseeable future. To date, we have funded our operations and capital needs through the funding received from the Former Parent through the date of the Separation, including the cash contribution of $275.0 million received from the Former Parent in the fourth quarter of 2023, at the time of the Separation. Our existing cash and cash equivalents of $58.9 million as of September 30, 2025 will not be sufficient to resume preclinical or clinical development of any product candidates and at the same time meet our existing obligations.

In the first quarter of 2025, we announced that we would cease development of nemvaleukin for PROC after the interim analysis of data from the ARTISTRY-7 trial showed that the trial failed to meet its preliminary endpoint. In the second quarter of 2025, we further announced that it would cease all remaining clinical development of nemvaleukin, that we were reducing our workforce by approximately 90%, and that we would immediately commence the exploration of strategic alternatives focused on maximizing shareholder value. On June 3, 2025, we ceased all remaining development activities on its preclinical programs.

The strategic alternatives we have explored include, but are not limited to, an offer for acquisition of us, merger, business combination, or other transaction. If the Acquisition is not consummated, there can be no assurance that the exploration of strategic alternatives will result in us pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

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

Although following discontinuation of clinical development of nemvaleukin and the related reduction in force, we believe we will have sufficient cash to fund operations for the next twelve months from the date this Quarterly Report is issued, there can be no assurance that the Acquisition or any alternative strategic transaction will be completed and our board of directors may decide to pursue a dissolution and liquidation, amongst other alternatives, if the Acquisition or an alternative strategic transaction is not consummated. Due to the inherent uncertainty in the timing and cost of potential strategic alternatives, including impact on our cash consumption, we have concluded that as of the date of this Quarterly Report there is substantial doubt about our ability to continue as a going concern. If we are unable to complete the Acquisition or raise additional funds when needed, we may be required to delay, limit, reduce or terminate our strategic process.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications that may result from the outcome of the uncertainties described above.

Components of Results of Operations

The following discussion summarizes the key factors we believe are necessary for an understanding of our unaudited condensed consolidated financial statements.

Revenue

Through September 30, 2025, we have not recognized any revenue and do not expect to generate substantial product revenue in the near future, if at all, as we do not currently have an approved product. If our development efforts for our product candidates are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from such collaboration or license agreements, or a combination of product sales and payments from such agreements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Research and Development Expenses

The following table sets forth our R&D expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in millions)	2025	2024	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$—	$0.1	$(0.1)
ARTISTRY-2	—	0.1	(0.1)
ARTISTRY-3	—	0.5	(0.5)
ARTISTRY-6	(4.8)	3.1	(7.9)
ARTISTRY-7	(0.1)	4.8	(4.9)
Other program spend	0.1	6.8	(6.7)
Early discovery programs	—	0.7	(0.7)
Other external R&D expenses	—	1.3	(1.3)
Total external R&D expenses	(4.8)	17.4	(22.2)
Internal R&D expenses:
Employee-related	0.5	7.6	(7.1)
Occupancy	—	2.3	(2.3)
Depreciation	—	0.3	(0.3)
Total internal R&D expenses	0.5	10.2	(9.7)
Research and development expenses	$(4.3)	$27.6	$(31.9)

The decrease in R&D expenses in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to the cessation and wind-down of all research and development activities following the restructuring announced on April 15, 2025 and a reduction in the estimated costs incurred during the ARTISTRY-6 trial of $4.8 million upon final reconciliation and close-out of all clinical trial sites. The reduction in the estimated costs incurred during the ARTISTRY-6 trial was recorded as a change in estimate during the three months ended September 30, 2025 as a credit to R&D expense.

General and Administrative Expenses

The following table sets forth our G&A expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in millions)	2025	2024	Change
General and administrative expense	$8.3	$6.5	$1.8

G&A expense in the three months ended September 30, 2025 increased $1.8 million as compared to the three months ended September 30, 2024 due to increased legal expenses associated with corporate activities and an increase in allocated facilities costs following the cessation of R&D activities during the previous quarter.

Other Income

The following table sets forth our other income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in millions)	2025	2024	Change
Other income	$0.3	$2.3	$(2.0)

Other income in the three months ended September 30, 2025 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Research and Development Expenses

The following table sets forth our R&D expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
External R&D expenses:
Development programs:
Nemvaleukin
ARTISTRY-1	$0.3	$0.4	$(0.1)
ARTISTRY-2	0.1	0.1	—
ARTISTRY-3	(0.2)	2.1	(2.3)
ARTISTRY-6	3.9	6.9	(3.0)
ARTISTRY-7	4.7	15.6	(10.9)
Other program spend	12.5	16.6	(4.1)
Early discovery programs	5.4	2.1	3.3
Other external R&D expenses	3.5	6.1	(2.6)
Total external R&D expenses	30.2	49.9	(19.7)
Internal R&D expenses:
Employee-related	12.4	24.1	(11.7)
Occupancy	3.5	7.0	(3.5)
Depreciation	0.3	1.0	(0.7)
Total internal R&D expenses	16.2	32.1	(15.9)
Research and development expenses	$46.4	$82.0	$(35.6)

The decrease in R&D expenses in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to the cessation and wind-down of all research and development activities following the restructuring announced on April 15, 2025 and a reduction in the estimated costs incurred during the ARTISTRY-6 trial of $4.8 million upon final reconciliation and close-out of all clinical trial sites. The reduction in the estimated costs incurred during the ARTISTRY-6 trial was recorded as a change in estimate during the three months ended September 30, 2025 as a credit to R&D expense.

General and Administrative Expenses

The following table sets forth our G&A expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
General and administrative expense	$23.3	$20.4	$2.9

G&A expense in the nine months ended September 30, 2025 increased as compared to the nine months ended September 30, 2024 due to increased legal expenses associated with corporate activities and higher allocated facilities costs following the cessation of R&D activities, partially offset by decreased compensation expense following the reduction-in-force.

Restructuring and Impairment

Restructuring and impairment charges for the nine months ended September 30, 2025 were $17.5 million, consisting of $9.5 million in employee-related costs, $5.5 million in impairment charges and prepaid expense write-offs and $2.5 million in contract termination costs associated with the termination of our pre-clinical programs.

Other Income

The following table sets forth our other income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Other income	$2.4	$8.2	$(5.8)

Other income in the nine months ended September 30, 2025 and 2024 was primarily due to interest income from interest-bearing cash accounts and money market mutual funds and from marketable securities. Interest earned during the nine months ended

September 30, 2025 decreased compared to the interest earned during the nine months ended September 30, 2024 due to the decrease in our cash, cash equivalents and marketable securities.

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

We believe, based on our current operating plan, that our cash and cash equivalents as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. There is substantial doubt about our ability to continue as a going concern. See section titled Going Concern, above.

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

At-the-Market Offering

On March 11, 2025, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time at our sole discretion, ordinary shares, having an aggregate offering price of up to $75.0 million in an “at-the-market” offering (the “ATM Offering”) through Jefferies as sales agent. We have no obligation to sell any shares under the Sale Agreement. We agreed to pay Jefferies aggregate compensation for its services of three percent of the gross sales price per share sold under the Sale Agreement. No shares have been issued or sold under the ATM Offering though September 30, 2025.

Cash Flows

As the Former Parent managed our cash and financing arrangements prior to the Separation, excess cash generated, if any, was deemed remitted to the Former Parent and all sources of cash were deemed funded by the Former Parent. The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash, cash equivalents and restricted cash, beginning of period	$117.4	$271.1
Cash flows used in operating activities	$(86.6)	$(96.8)
Cash flows provided by (used in) investing activities	$29.8	$(61.5)
Cash flows provided by financing activities	$—	$0.2
Cash, cash equivalents and restricted cash, end of period	$60.6	$113.0

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $86.6 million which was primarily the result of our net loss of $84.8 million. The most significant non-cash charges we incurred were a $3.2 million impairment on lab equipment held-for-sale, $2.5 million write-off of prepaid expenses and depreciation expense of $2.8 million. We had $9.8 million in cash used by working capital changes, primarily related to the pay down of accounts payable and accrued expenses.

Net cash used in operating activities for the nine months ended September 30, 2024 was $96.8 million, which was primarily the result of our net loss of $94.2 million and of an increase of $6.0 million in prepaid expenses, partially offset by non-cash charges of $4.1 million. The most significant non-cash charge we incurred was share-based compensation of $4.4 million. We used $6.6 million in cash from working capital, primarily related to a $6.0 million increase in prepaid expenses, a $3.7 million decrease in accounts payable and accrued expenses and a $5.5 million decrease in operating lease liabilities, partially offset by a $4.2 million decrease in our receivable from the Former Parent and a $4.1 million decrease in our right-of-use assets.

Investing Activities

Net cash provided by investing activities was $29.8 million for the nine months ended September 30, 2025, which was primarily due to the sales and maturities of marketable securities.

Net cash used in investing activities was $61.5 million for the nine months ended September 30, 2024, which was primarily due to the purchase of marketable securities, partially offset by the sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $28 thousand for the nine months ended September 30, 2025, which was primarily due to proceeds from the issuance of ordinary shares under employee share plans.

Net cash provided by financing activities for the nine months ended September 30, 2024 of $0.2 million was due to proceeds received from the issuance of our ordinary shares for the exercise of stock options under employee share plans.

Contractual Obligations and Commitments

Our only lease as of September 30, 2025 and December 31, 2024 was an operating lease for approximately 180,000 square feet of corporate office space, administrative areas and laboratories at 850 and 852 Winter Street in Waltham, Massachusetts, which includes 34,000 square feet of laboratory space (as amended, the “Winter Street Lease”). Under the terms of the Winter Street Lease, we also have the ability to sub-lease our corporate office and laboratory space. The original lease commenced in 2010 and was extended, at the Former Parent’s option, for approximately five years in 2020. The extension term commenced in March 2021 for approximately 163,000 square feet of space and in September 2021 for the remaining approximately 17,000 square feet of space. The Winter Street Lease expires in 2026 and includes a tenant option to extend the term of the Winter Street Lease for an additional five-year period, which we are not reasonably certain to exercise.

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

As of September 30, 2025, the remaining contractual operating lease liability associated with the Winter Street Lease was $3.5 million. For additional information on our operating lease, see Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Acquisition, Our Evaluation of Strategic Alternatives and Potential Wind Down

If we fail to consummate the acquisition by XOMA Royalty Corporation (“XOMA”), we may not be successful in identifying and implementing any other strategic transaction and any strategic transactions that we may consummate in the future could have negative consequences.

In April 2025, we announced that following review of data from our Phase 2 ARTISTRY-6 trial in melanoma and previously announced results from the Phase 3 ARTISTRY-7 trial in platinum-resistant ovarian cancer, we were discontinuing all clinical development of nemvaleukin alfa and commencing an exploration of strategic alternatives focused on maximizing shareholder value. We explored potential strategic alternatives including, but not limited to, an offer for or other acquisition of the company, merger, business combination, or other transactions. On August 20, 2025, we entered into a transaction agreement with XOMA and XRA 5 Corp. (“Sub”), a wholly-owned subsidiary of XOMA (the “Transaction Agreement”), pursuant to which Sub has agreed to acquire our entire issued and to be issued share capital (the “Acquisition”) pursuant to an Irish High Court (the “Irish High Court”) sanctioned scheme of arrangement (the “Scheme”) under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland.

We have incurred and expect to continue to incur significant costs related to the evaluation of strategic alternatives and the Acquisition, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with consummating the Acquisition or evaluating any alternative strategic transaction. A considerable portion of these costs will be incurred regardless of whether the Acquisition is consummated or any alternative course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business or for distribution to our shareholders.

In addition, the Acquisition may, and any strategic business combination or other transactions that we may consummate in the future could, have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business.

If we fail to consummate the Acquisition, any potential future transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining shareholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure to consummate the Acquisition or to achieve the anticipated results of an alternative transaction could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our shareholders.

If we are not successful in consummating the Acquisition, identifying an alternative strategic alternative or if our plans are not executed in a timely fashion, this may cause reputational harm with our shareholders and the value of our ordinary shares may be adversely impacted. In addition, speculation regarding any developments related to the Acquisition and perceived uncertainties related to the future of our business could cause our share price to fluctuate significantly.

Our shareholders cannot be sure of the amount of consideration they will receive in the Acquisition.

Under the terms of the Transaction Agreement, following the closing of the Acquisition our shareholders (i) will receive a base cash price of $2.035 per share (the “Base Price Per Share”) and (ii) may receive an additional cash amount per share of up to $0.205 (the “Additional Price Per Share,” and together with the Base Price Per Share, the “Scheme Consideration”) which would be calculated on the basis of the amount by which our actual closing net cash (as defined and calculated in accordance with the Transaction Agreement, the “Closing Net Cash”) on the Closing Net Cash Calculation Date (as defined in the Transaction Agreement) exceeds its Estimated Closing Net Cash (the “Excess Cash”). The Base Price Per Share has been calculated on the basis of us having approximately $36.2 million in Closing Net Cash on the Closing Net Cash Date (the “Estimated Closing Net Cash”), and will be payable to our shareholders following the closing of the Acquisition regardless of the actual amount of the Closing Net Cash. As a result, the Additional Price Per Share will only be payable to our shareholders if the Closing Net Cash on the Closing Net Cash Calculation Date exceeds the Estimated Closing Net Cash. There is no certainty that the Closing Net Cash on the Net Cash Calculation Date will exceed the Estimated Closing Net Cash and, if the Closing Net Cash on the Net Cash Calculation Date does not exceed the Estimated Closing Net Cash, the amount of the Additional Price Per Share will be zero and each of our shareholders will receive only the Base Price Per Share.

A number of factors could cause the Closing Net Cash on the Closing Net Cash Calculation Date to not exceed the Estimated Closing Net Cash, including if we incur greater costs than expected in consummating the Acquisition. We are not permitted to terminate the Transaction Agreement in the event that the amount of the Additional Price Per Share is zero. The Additional Price Per Share is capped at $0.205, and our shareholders may not receive 100% of any Closing Net Cash in excess of the Estimated Closing Net Cash.

If the conditions to the Acquisition are not satisfied or waived, the Acquisition may not be consummated.

The closing of the Acquisition is subject to a number of conditions as set forth in the Transaction Agreement and Appendix I to the Rule 2.7 announcement issued jointly by us, XOMA and Sub on August 20, 2025 that must be satisfied or waived before the closing, including, among others, the approval of the required resolutions at the Scheme Meeting and the Extraordinary General Meeting of our shareholders which was obtained on October 24, 2025, the sanction of the Scheme by the Irish High Court and certain other conditions.

There can be no assurance as to whether or when the conditions to the closing of the Acquisition will be satisfied or waived or as to whether or when the Acquisition will be consummated. If the conditions are not satisfied or waived, the Acquisition may not be consummated or the closing may be delayed, and our shareholders may lose some or all of the intended benefits of the Acquisition.

The Transaction Agreement contains provisions that may discourage other companies from trying to enter into a strategic transaction with us for greater consideration.

The Transaction Agreement contains provisions that may discourage a third party from submitting an acquisition or other strategic transaction proposal to us during the pendency of the Acquisition that might result in greater value to our shareholders than the Acquisition. These Transaction Agreement provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition or combination proposal or offers for competing transactions.

Moreover, under specified circumstances, upon a termination of the Transaction Agreement we may be required to pay an expense reimbursement amount to XOMA for certain documented, specific and quantifiable third-party costs and expenses related to the Acquisition.

If the Transaction Agreement is terminated and we seek another strategic transaction, we may not be able to negotiate a transaction on terms comparable to, or better than, the Acquisition.

Some of our directors and executive officers may have interests in the Acquisition that may be different from yours and that may influence them to support or approve the Acquisition without regard to your interests.

Our directors and executive officers have interests in the Acquisition that are different from, or in addition to, the interests of our shareholders generally. These interests with respect to our directors and executive officers may include, among others, that our executive officers have entered into employment agreements providing for certain severance benefits effective upon the closing of the Acquisition, that one of our executive officer received a cash retention bonus award in connection with the Acquisition and that our directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Transaction Agreement. Our board of directors was aware of and considered those interests, among other matters, in reaching its decisions to approve the Transaction Agreement, approve the Acquisition, and recommend the approval of the Scheme and the Acquisition to our shareholders. These interests, among other factors, may have influenced our directors and executive officers to support or approve the Acquisition.

We may become involved in securities litigation or shareholder derivative litigation in connection with the Acquisition, which could divert the attention of our management and cause the Acquisition not to be consummated.

Securities litigation or shareholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the announcement of an acquisition. We may become involved in this type of litigation in connection with the Acquisition. Litigation often is expensive and diverts management’s attention and resources, which could impact our ability to consummate the Acquisition or reduce our Closing Net Cash.

Our shareholders will not be entitled to appraisal rights in the Acquisition.

Appraisal rights are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the extraordinary transaction. If our shareholders approve the Scheme and the Irish High Court sanctions the Scheme, none of our shareholders will have “dissenters’” or “appraisal” rights under Irish law or otherwise have any right to seek a court appraisal of the value of our shares. If the Scheme becomes effective, all of our shareholders will receive the same Scheme Consideration.

If the Acquisition, or an alternative strategic transaction, is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Acquisition, or an alternative strategic transaction, will be completed. If any such transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation, we would be required under Irish law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our ordinary shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate the Acquisition or an alternative strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate the Acquisition or an alternative strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a reduction in our workforce by approximately 90%, which was completed at the end of the second quarter of 2025. The strategic review process is supported by our experience at the board of directors, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete the Acquisition or an alternative strategic transaction depends in large part on our ability to retain certain of our remaining personnel successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

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

We will require substantial funds to support our continued operations. We have incurred significant operating losses and negative cash flows from operations since our inception. We anticipate that we will continue to incur significant operating losses. Our ability to develop drug candidates is dependent on our ability to raise additional funding and our existing cash and cash equivalents of $58.9 million as of September 30, 2025, will not be sufficient to resume preclinical or clinical development of any product candidates and at the same time meet our existing obligations. The strategic alternatives being explored include, but are not limited to, an offer for or other acquisition of us, merger, business combination, or other transaction. While we have not set a timetable for completion of this process, further updates and developments will be disclosed as appropriate or where necessary under regulatory requirements. There can be no assurance that the exploration of strategic alternatives will result in us pursuing a transaction or that any acquisition or other transaction involving us will be completed, nor as to the terms on which any acquisition or other transaction will occur, if at all.

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

Our business has incurred operating losses to date due to costs incurred in connection with our research and development activities and general and administrative expenses associated with our operations and we have not yet generated any revenue as a standalone company, nor did our business generate any revenue when operated by the Former Parent. If our product candidates are not successfully developed and approved, we may never generate any product revenue from product sales. Our net losses for the nine months ended September 30, 2025 and 2024 were $84.8 million and $94.2 million, respectively. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will continue as we incur additional costs associated with operating as an independent public company. If we obtain marketing and regulatory approval for any of our product candidates, we will incur significant commercialization expenses for marketing, sales, manufacturing and distribution. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so. The net losses we incur may fluctuate significantly from quarter to quarter and year to year.

We will need to raise additional funding to advance our product candidates, which may not be available on acceptable terms, or at all. If we are unable to obtain additional funding when needed, we may have to delay or scale back some of our programs or grant rights to third parties to develop and market our product candidates.

As of September 30, 2025, our cash and cash equivalents were $58.9 million. While we recently made the decision to discontinue development of nemvaleukin and are not currently developing product candidates, if we resume development of nemvaleukin, we will require significant additional funding to advance our product candidates, including costs associated with research and development, acquiring new technologies, conducting preclinical studies and clinical trials, obtaining regulatory approvals, manufacturing products, and establishing marketing and sales capabilities to commercialize our product candidates. Conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that can take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, any product candidates, if approved, may not achieve commercial success. Subject to the outcome of our exploration of strategic alternatives, we believe that, based on our current operating plan, our cash and cash equivalents as of September 30, 2025 will enable us to fund our operating expenses for at least twelve months following the date of this Quarterly Report on Form 10-Q. Our funding estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we anticipate.

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

Risks Related to Discovery, Product Development and Regulatory Approval of Our Product Candidates

Biopharmaceutical product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

While we have discontinued all clinical development of nemvaleukin, if we were to decide to pursue the development of any future product candidates, our business will depend heavily on the successful execution of our clinical development plan, regulatory approvals and commercialization of our product candidates. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that such product candidate is safe and effective for use in humans. Designing, conducting, and completing a clinical development program is complex and expensive and can take many years to complete, and its outcome is inherently uncertain and our clinical development efforts may fail. For example, in April 2025, following a review of data from our Phase 2 ARTISTRY-6 trial in melanoma and our Phase 3 ARTISTRY-7 trial in platinum-resistant ovarian cancer, we determined to discontinue all clinical development of nemvaleukin alfa (“nemvaleukin”), which had been our lead product candidate. Prior to that determination, we had incurred substantial expenses for preclinical testing, clinical trials, and other activities related to our clinical development programs.

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

Following the discontinuation of the development of nemvaleukin, if we were to decide to pursue the development of any future product candidates, our business is highly dependent on our execution of such plan. In April 2025, following a review of data from our Phase 2 ARTISTRY-6 trial in melanoma and our Phase 3 ARTISTRY-7 trial in platinum-resistant ovarian cancer, we determined to discontinue all clinical development of nemvaleukin, which had been our lead product candidate, which had a material impact on our business.

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

We may experience issues that require revisions to our trial design and trial protocols. The FDA or other regulatory authorities may not agree with any development strategy or plans for any programs that we may develop in the future.

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

If we were to decide to pursue the development of any future product candidates, we may also seek Breakthrough Therapy designation for one or more of our product candidates. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

Finally, in the EU, if we were to decide to pursue the development of any future product candidates, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The PRIME program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, the product candidate may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME designation, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a rapporteur of the Committee for Medicinal Products for Human Use to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

We may seek Orphan Drug designations for our product candidates. However, we may be unsuccessful in obtaining, or may be unable to maintain the benefits associated with Orphan Drug designation including the potential for market exclusivity.

We previously obtained Orphan Drug Designation (“ODD”) for nemvaleukin for the treatment of mucosal melanoma but have withdrawn this designation in light of the termination of our nemvaleukin program. If we were to decide to pursue the development of any future product candidates, we may seek ODD for our product candidates. Even if we receive orphan drug exclusivity, the exclusivity may be revoked under certain circumstances, such as if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We will also be required to submit annual reports describing any changes that may affect the orphan drug status of the product. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product to an authorized orphan product for the same orphan indication if:

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

If we were to decide to pursue the development of any future product candidates, we may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any of our product candidates that may be approved for marketing in a foreign jurisdiction will be subject to risks associated with foreign operations.

If we were to decide to pursue the development of any future product candidates, we may market such product candidates, if approved, in international markets either directly or through collaborations. In order to market and sell our products in the EU and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

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

We previously depended on third parties to conduct certain aspects of our preclinical studies and our clinical trials, under agreements with universities, medical institutions, CROs, strategic partners and others.

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

If we were to decide to pursue the development of any future product candidates, our success will depend in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment and development that are important to our business. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the U.S. and abroad related to our product candidates that are important to our business. If we are unable to secure or maintain patent protection with respect to our product candidates and any proprietary products and technology we develop, our business, financial condition, results of operations and prospects could be materially harmed.

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

Our ability to compete in the highly competitive biopharmaceutical industries depends upon our ability to retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements for these individuals, could harm our business.

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

•
any failure to consummate the Acquisition on the timeline that we currently expect, or at all;
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
•
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

Risks Related to Our Jurisdiction of Incorporation in Ireland

Irish law differs from the laws in effect in the U.S. and might afford less protection to the holders of our securities, and the Acquisition is, and any other potential takeover offer for us will be, subject to the Irish Takeover Rules.

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

In addition, the Acquisition is, and any other potential takeover offer for our Company will be, subject to the Irish Takeover Rules. Under the Irish Takeover Rules, during the course of an offer or at any earlier time during which our board of directors has reason to believe that an offer for our company may be imminent, our board of directors will not be permitted to take any action, other than seeking alternative offers, which might frustrate the making of an offer for our ordinary shares unless we obtain approval from our shareholders or from the Irish Takeover Panel for such action. Potentially frustrating actions that are prohibited during the course of an offer, or at any earlier time during which our board of directors has reason to believe an offer is or may be imminent, include (i) the issuance of shares, options or convertible securities or the redemption or purchase of own shares, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer. Accordingly, if these restrictions become applicable to us, we may be unable to take, or may be delayed in taking, certain actions, in connection with a financing, commercial or strategic transaction or otherwise, that we believe are in the best interest of the company.

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

None of our officers or directors adopted contracts, instructions, or written plans for the purchase or sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 Trading Arrangement”), modified or terminated a Rule 10b5-1 Trading Arrangement, or adopted, modified, or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

Item 6. Exhibits.

Exhibit Number	Description
2.1#

Transaction Agreement, dated August 20, 2025, by and among XOMA Royalty Corporation, XRA 5 Corp. and Mural Oncology plc (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on August 20, 2025).

2.2	Appendix I to Rule 2.7 Announcement, dated as of August 20, 2025 (incorporated by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K on August 20, 2025).
2.3	Form of Director’s Irrevocable Undertaking (incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K on August 20, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# Certain schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and annexes upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mural Oncology plc

Date: November 6, 2025	By:	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)